Form 10-Q
period 1998-06-30
PINNACLE HOLDINGS INC
filed 1998-08-14
CIK 1058986

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1998

                                       OR

           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ____________ to ______________

                        Commission File Number ________

                             PINNACLE HOLDINGS INC.

   Incorporated in Delaware     I.R.S. Employer Identification No. 65-0652634

            1549 Ringling Blvd., 3rd Floor, Sarasota, Florida  34236

                           Telephone:  (941) 364-8886




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes           No   X   (The Company
                                               --------    ------
has not been subject to such filing requirements for the past 90 days.).

At June 30, 1998, Registrant had outstanding 202,500 shares of $.001 par value Class A Common Stock; 12,000 shares of $.001 par value Class B Common Stock; 40,000 shares of $.001 par value Class D Common Stock; and 174,766 shares of $.001 par value Class E Common Stock

INDEX

PART I. FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
Item 1.      Financial Statements
             Consolidated Balance Sheets as of December 31, 1997 and June 30, 1998                   1
             Consolidated Statements of Operations for the six months ended
              June 30, 1998 and 1997                                                                 2
             Consolidated Statement of Changes in Stockholders' Equity                               3
             Consolidated Statements of Cash Flows for the six months ended
              June 30, 1998 and 1997                                                                 4
             Notes to Consolidated Financial Statements                                              5

Item 2.      Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                                  6-8

Item 3.      Not applicable

PART II.     OTHER INFORMATION

Item 1.      Legal Proceedings                                                                       9

Items
2-5.         Not Applicable

Item 6.      Exhibit and Reports on Form 8-K                                                         9


SIGNATURES

EXHIBIT INDEX                                                                                        10

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

                            PINNACLE HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS



                                                                                 DECEMBER 31,             JUNE 30,
                                                                                    1997                   1998
                                                                                                         (UNAUDITED)

             ASSETS
Current assets:
     Cash and cash equivalents                                                     $ 1,693,923          $  2,715,465
     Accounts receivable, less allowance for doubtful accounts of $70,000 and
       $195,000, respectively                                                        1,577,575             2,139,752
     Prepaid expenses and other current assets                                       1,037,447             1,115,142
                                                                                   -----------          -------------
         Total current assets                                                        4,308,945             5,970,359
Restricted cash                                                                         59,822                60,976
Tower assets, net of accumulated depreciation of $8,278,524 and
 $15,223,593, respectively                                                         127,946,070           279,785,438
Fixed assets, net                                                                    1,495,121             1,838,776
Land                                                                                 6,850,951            12,152,758
Deferred debt issue costs, net of accumulated amortization of
 $346,618 and $425,429, respectively                                                 1,871,242            11,336,531
Other assets                                                                           645,752               854,676
                                                                                  ------------         -------------
                                                                                $  143,177,903          $311,999,514
                                                                                  ------------         -------------
             Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                            $   2,242,397          $  2,793,562
     Accrued expenses                                                                3,095,049             3,429,557
     Deferred revenue                                                                  639,460             1,334,677
     Current portion of long-term debt                                              11,122,077             2,943,986
                                                                                  ------------         -------------
           Total current liabilities                                                17,098,983            10,501,782
Long-term debt                                                                     109,459,790           287,226,872
Other liabilities                                                                      105,012               541,082
                                                                                  ------------         -------------
                                                                                   126,663,785           298,269,736
                                                                                  ------------         -------------
Commitments (Note 3)
Redeemable stock:
     Class B common stock, 12,000 shares issued and outstanding at
      December 31, 1997 and June 30, 1998                                            1,761,000             1,761,000
     Class D common stock, 39,000 shares issued and outstanding at
      December 31, 1997 and 40,000 shares issued and outstanding at June 30, 1998           39                    40
                                                                                  ------------         -------------
                                                                                     1,761,039             1,761,040
                                                                                  ------------         -------------
Stockholders' equity:
     Class A common stock -- 202,500 shares issued and outstanding
       at December 31, 1997 and June 30, 1998                                              203                   203
     Class E common stock --  67,089 and 174,766 shares issued and outstanding
       at December 31, 1997 and June 30, 1998, respectively                                 67                   175
     Additional paid-in capital                                                     25,875,752            36,230,464
     Accumulated deficit                                                           (11,122,943)          (24,262,104)
                                                                                  ------------         -------------
                                                                                    14,753,079            11,968,738
                                                                                  ------------         -------------
                                                                                 $ 143,177,903        $  311,999,514
                                                                                  ------------         -------------


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                  1997            1998
                                                                               (UNAUDITED)     (UNAUDITED)


Tower rental revenue                                                           $4,848,314      12,544,096
Tower operating expenses, excluding depreciation and amortization                 846,655       2,530,987
     Gross margin                                                               4,001,659      10,013,109
Other expenses:
     General and administrative                                                   607,986       1,494,861
     Corporate development                                                      1,655,551       3,475,619
     Depreciation and amortization                                              2,483,489       7,970,717
                                                                                4,747,026      12,941,197
Loss from operations                                                             (745,367)     (2,928,088)
Interest expense                                                                2,243,495       4,550,342
Amortization of original issue discount                                                 -       5,660,731
Net loss                                                                       (2,988,862)    (13,139,161)


Loss per common share                                                              $(9.76)         (34.24)
Weighted average number of common shares outstanding                              306,300         383,685



The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                             Redeemable Stock
                         -------------------------                                              Additional     Accumu-     Stock-
                        Class B                 Class D          Class A          Class E        paid-in       lated      holders'
                      common stock           common stock    common stock      common stock      capital       deficit     equity
                    ----------------      -------------------------------    --------------     ----------    ---------  ---------
                      Shares     Amount   Shares   Amount  Shares     Amount   Shares   Amount
Balance at

  December 31, 1997  12,000   $1,761,00   39,000    $39     202,500   $203   67,089   $67     $25,875,752  $(11,122,943) $14,753,079

Unaudited:

Issuance of common

  stock, net of issuance

  costs:

     Class D                               1,000      1

     Class E                                                               107,677    108    10,767,600                  10,767,708

Distribution to Class B

  common stockholders                                                                          (412,888)                   (412,888)

Net loss                                                                                                   (13,139,161) (13,139,161)

Balance at
                     ------   ---------    ------   ----    -------  ----  -------  ------  -----------   ------------  -----------
  June 30, 1998      12,000   $1,761,00    40,000   $ 40    202,500  $203  174,766  $  175  $36,230,464   $(24,262,104) $11,968,738
                     ======   =========    ======   ====    =======  ====  =======  ======  ===========   ============  ===========


The accompanying Notes to Consolidated Financial Statements are integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                 1997              1998
                                                                              (UNAUDITED)      (UNAUDITED)

Cash flows from operating activities:
     Net loss                                                                 $ (2,988,862)    $(13,139,161)
     Adjustments to reconcile net loss to net cash provided
       by operating activities:
     Depreciation and amortization                                               2,483,489        7,970,717
     Amortization of original issue discount                                             -        5,660,731
     Provision for doubtful accounts                                               (15,000)         125,000
     (Increase) decrease in:
       Accounts receivable, gross                                                  (82,636)        (687,177)
       Notes receivable                                                                  -                -
       Prepaid expenses and other current assets                                    (2,005)         (77,695)
       Other assets                                                               (669,601)      (5,121,565)
     Increase (decrease) in:
       Accounts payable                                                            668,389          551,165
       Accrued expenses                                                                             334,508
       Deferred revenue                                                             78,679          695,217
       Other current liabilities                                                         -                -
       Other liabilities                                                             1,105          436,070
                                                                             --------------    -------------
       Total adjustments                                                         2,462,420        9,886,971
                                                                             --------------    -------------
Net cash provided by operating activities:                                        (526,442)      (3,252,190)
                                                                             --------------    -------------

Cash flows from investing activities:
     Payments made in connection with acquisitions:
       Tower assets                                                            (32,189,173)    (134,121,682)
       Land                                                                       (663,458)      (5,313,807)
     Capital expenditures:
       Tower assets                                                             (6,471,101)     (20,692,616)
       Fixed assets                                                               (481,043)        (630,374)
     (Increase) decrease in restricted cash                                     (1,521,810)          (1,154)
                                                                             --------------    -------------
Net cash used in investing activities                                          (41,326,585)    (160,759,633)
                                                                             --------------    -------------
Cash flows from financing activities:
     Borrowings under long-term debt, net of deferred loan costs                47,000,000      360,913,785
     Repayment of long-term debt                                                (4,966,282)    (206,235,241)
     Proceeds from issuance of common stock, net of issuance
       costs                                                                       246,300       10,767,709
     Payment of accretion in Class B common stock                                        -         (412,888)
                                                                             --------------    -------------
Net cash provided by financing activities                                       42,280,018      165,033,365
                                                                             --------------    -------------
Net increase in cash and cash equivalents                                          426,991        1,021,542
                                                                             --------------    -------------
Cash and cash equivalents, beginning of year                                        47,419        1,693,923
                                                                             --------------    -------------
Cash and cash equivalents, end of year                                       $     474,410     $  2,715,465
                                                                             ==============    =============
Supplemental disclosure of cash flows:
     Cash paid for interest                                                  $   2,028,345     $  5,462,202
                                                                             ==============    =============


The accompanying notes Consolidated Financial Statements are an integral part of these financial statements.

                             Pinnacle Holdings Inc.

                   Notes to Consolidated Financial Statements

1.   Financial Statements

  The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc., collectively referred as the "Company". All significant intercompany balances and transactions have been eliminated. Preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may vary from estimates used.

  Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of June 30, 1998 and for the six-month periods ended June 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1997.

2.   Acquisitions

  The Company actively acquires towers and assumes the sellers' related customer activity on an ongoing basis.

  The Company completed 63 acquisitions during the year ended December 31, 1997, all of which were individually insignificant to the Company. The aggregate purchase price for acquisitions for the year ended December 31, 1997 was $73,591,373, which consisted of $54,339,523 in cash and $19,251,850 of notes payable to the former tower owners.

  On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these towers, located in Georgia, Alabama, Mississippi, and Florida. In addition to the Southern Communications transaction, subsequent to December 31, 1997, the Company purchased a total of 115 towers for an aggregate consideration of approximately $56,865,000.

  The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 1997. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                                DECEMBER 31,      JUNE 30,
                                                                    1997            1998
                                                                 (UNAUDITED)     (UNAUDITED)

Tower rental revenue                                         $     19,478,425    $ 13,234,011
Gross profit, excluding depreciation and amortization              15,526,592      10,132,041
Net loss                                                          (18,787,322)    (15,597,380)
Net loss per common share                                              (60.58)         (40.65)

3.   Commitments

     On July 7, 1998, the Company signed a definitive purchase and sale agreement, subject to certain conditions, to acquire 163 communications towers from MobileMedia Communications Inc. ("MobileMedia") and several of its affiliates for $170 million plus fees and expenses (the "MobileMedia Acquisition"). In connection with the acquisition, the company entered into a 15 year lease arrangement to provide rental tower space to MobileMedia for 683 sites generating initial annual aggregate rent of approximately $10,655,000 (excluding third party rent), the lease provides for one five year renewal option exercisable at the customer's option. The U.S. Bankruptcy Court for the District of Delaware entered an order approving the MobileMedia Acquisition on August 10, 1998, and such order may be appealed until August 20, 1998. The MobileMedia Acquisition is also subject to certain closing conditions, including the completion of due diligence.

     Also subsequent to December 31, 1997 the Company entered into several letters of intent with various third parties to purchase 33 towers, reflecting an aggregate commitment to pay approximately $16,353,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations:

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in the Company's Registration Statement on Form S-11 (No. 353-59297) filed on July 17, 1998, as amended (the "Registration Statement"), and the matters set forth in the Registration Statement generally.

The Company

The Company is the leading provider of wireless communications rental tower space in the Southeastern United States. Since commencing operations in May 1995, the Company has completed 181 acquisitions through which it has acquired 597 towers and has constructed an additional 48 towers in such high growth markets as Atlanta, Birmingham, New Orleans, Orlando and Tampa. The Company also has agreements or letters of intent to acquire 196 additional towers. As a result of its extensive existing tower base, the Company believes it is well-positioned to continue to capitalize on the growth opportunities available in the rapidly consolidating and highly fragmented tower rental industry.

The Company has a diversified base of over 680 customers consisting of wireless communications providers, operators of private networks and government agencies that include Southern Communications, Nextel, Sprint PCS, PageNet, Motorola, BellSouth Mobility, MobileMedia, Teletouch, Skytel, Pagemart, Federal Bureau of Investigation and Bureau of Alcohol, Tobacco & Firearms. The Company's leases generally range in duration from three to five years and many provide for scheduled minimum rent increases of the greater of a specified percentage (which typically ranges from 3-5%) or the change for the relevant period in the Consumer Price Index. Unlike a number of other participants in the tower rental industry, the Company focuses exclusively on the rental of wireless communications tower space.

The Company has designed and implemented a three-tiered growth strategy of: (i) aggressively marketing available rental space on its towers to capitalize on the operating leverage of its business; (ii) rapidly acquiring towers in key markets; and (iii) implementing a selective tower construction program designed to complement its acquisition strategy. In order to effect its strategy, the Company has created a highly focused, structured organization in which significant resources are devoted to acquiring or constructing towers on strategically located sites supported by customer demand. The Company uses its proprietary information systems and other systems to rapidly integrate new towers and initiate sales and marketing efforts immediately following their acquisition or construction.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

Tower rental revenue increased 158.7% to $12.5 million for the six month period ended June 30, 1998 from $4.8 million for the six month period ended June 30, 1997. This increase is attributable to the acquisition and construction of 333 towers during the six month period ended June 30, 1998, the results of which are reflected in the six month period ended June 30, 1998. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Tower operating expenses, excluding depreciation and amortization, which consist primarily of costs relating to the ongoing maintenance of properties such as air conditioning and grounds maintenance, ground lease expenses, utilities, property taxes and other direct costs of tower operation, increased 198.8% to $2.5 million for the six month period ended June 30, 1998 from $.8 million for the six months ended June 30, 1997. This increase is consistent with the purchase and construction of towers as discussed above. During the period, tower operating expenses (as a percentage of tower rental revenue) remained consistent with the Company's historical percentage of approximately 20%.

General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing properties and primarily consist of employee compensation and related benefits costs, advertising, professional and consulting fees, office rent and related expenses and travel costs, remained relatively constant for the six month period ended June 30, 1998 and 1997 at approximately 12% of tower revenue.

Corporate development expenses, which represent costs incurred in connection with acquisitions and construction of new towers, increased 109.9% to $3.5 million for the six month period ended June 30, 1998 from $1.7 million for the six month period ended June 30, 1997. The increase in corporate development expenses reflects the higher costs associated with the Company's expansion of its acquisition and construction strategies. Corporate development expenses decreased as a percentage of tower rental revenue from 34.2% for the six months ended June 30, 1997 to 27.7% for the six months ended June 30, 1998 because of the incremental increase in tower rental revenue from the comparative period in 1997 and economics resulting from such growth.

Interest expense, net of amortization of original issue discount, increased 102.9% to $4.6 million for the six months ended June 30, 1998 from $2.2 million for the six months ended June 30, 1997. The increase in interest expenses was attributable to increased borrowing associated with the Company's acquisitions during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its 10% Senior Discount Notes (the "Senior Notes Offering"). The Company had a working capital deficit of $4.5 million and $12.8 million as of June 30, 1998 and December 31, 1997, respectively. The Company's ratio of total debt to stockholders' equity (excluding redeemable stock) was 24.2 to 1 at June 30, 1998 and 8.2 to 1 at December 31, 1997.

The Company has entered into a senior secured credit agreement (the "Senior Credit Facility") with NationsBank, N.A. and certain other lenders that provides a revolving line of credit for borrowings of up to $250 million, of which $150 million is currently committed. The Company intends to obtain commitments that would increase the total commitment to $250 million. The Company may make borrowings and repayments until December 31, 2005. Beginning March 31, 2000, the availability under the revolving line of credit starts reducing by specified amounts on a quarterly basis until December 31, 2005 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 1.75% or the 90-day London Interbank Offered Rate ("LIBOR") plus a margin of up to 2.875%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of towers.

The principal stockholders of the Company (ABRY Broadcast Partners II, L.P. ("ABRY II"), and Messrs. Robert J. Wolsey, James M. Dell'Apa and Steven R. Day) are parties to a Subscription and Stockholders Agreement, dated as of May 16, 1996, as amended (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million. As of June 30, 1998, ABRY II had contributed $39.7 million (including $2.5 million outstanding under a bridge loan by ABRY II) and had guaranteed an additional $3.9 million of other debt of the aggregate $50.0 million capital contribution commitment. Such capital contribution commitment would terminate upon the closing of the Offering (as defined below).

The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $18.7 million at June 30, 1998.

In March 1998, the Company completed its Senior Notes Offering. The Company received net proceeds of approximately $192.8 million from the Senior Notes Offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an Indenture dated as of March 20, 1998 and will mature on March 15, 2008. Until March 15, 2003, the Company's interest-expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require annual cash interest payments of $32.5 million.

On July 17, 1998, the Company filed the Registration Statement with the Securities and Exchange Commission pursuant to the Securities Act of 1933, as amended, with respect to the offering and sale by the Company of shares of its Common Stock (the "Offering").

Capital expenditures, including acquisitions, for the six months ended June 30, 1998 were $160.8 million, compared to $39.8 million in the comparable 1997 period. The Company anticipates that it will spend approximately $229 million on capital expenditures in the second half of 1998, including $170 million for the MobileMedia Acquisition and $59 million for the acquisition, construction and upgrading of additional towers. The Company estimates capital expenditures in 1999 and 2000 to be approximately $150 million during each year.

The Company will require additional financing to enable it to complete the MobileMedia Acquisition and other pending acquisitions, pursue future acquisitions, fund capital expenditures on existing and acquired towers and meet the Company's additional working capital requirements. The timing and amount of the Company's additional financing needs will depend upon, among other things, the timing of closings of pending and future acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the Company's control). The Company is pursuing additional sources of financing, including the Offering, borrowings under the Senior Credit Facility and private sales of debt or equity, to satisfy its ongoing capital needs. The mix and source of capital used by the Company will depend upon market conditions, the limitations imposed by the terms of the Company's existing indebtedness and other factors. There can be no assurance that such financing will be available on terms acceptable to the Company. To the extent that the Company is unable to secure sufficient additional capital, it may not be able to achieve its current business strategy.

Inflation

     Because of the relatively low levels of inflation experienced in 1995, 1996, 1997 and as of June 30, 1998, inflation did not have a significant effect on the Company's results in such years.

Year 2000

     The Year 2000 is not expected to have a material impact on the Company's current information systems because its software is either already Year 2000 compliant or required changes are not expected to be material. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations over the next few years.

Recent Accounting Pronouncements

     In June 1997, SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," was issued, establishing standards for public enterprises to disclose certain information about operating segments and related disclosures about products and services, geographic areas and significant customers. The Company will adopt this pronouncement in 1998 in accordance with the implementation requirements. Management believes that the adoption of SFAS No. 131 will not have a material impact on the Company's financial statements.

Item 3.  Not applicable.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. The Company believes that none of its pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

Items 2, 3, 4 and 5.

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K.

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) Reports on Form 8-K. The Company filed a report on form 8-K on June 12, 1998, with respect to a press release regarding the engagement of Morgan Stanley & Co. Incorporated to assist the Company in consideration of strategic alternatives.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Pinnacle Holdings Inc.

Date  August 14, 1998      By  /s/ Steven R. Day
                               -----------------
                               Steven R. Day
                               Chief Financial Officer
                               Vice President

                        Duly Authorized Officer and Principal Financial Officer.



                                 EXHIBIT INDEX

Designation     Description
-----------     -----------

10.1            Amended Capital Contribution Agreement dated May 29, 1998*

10.2            Third Amended and Restated Credit Agreement dated May 29, 1998*

27.1            Financial Data Schedule


__________________

* Previously filed on June 11, 1998 with Amendment No. 1 to the Company's Registration Statement on form S-4 (S.E.C. File No. 333-49147).