Form 10-Q
period 1998-09-30
PINNACLE HOLDINGS INC
filed 1998-11-03
CIK 1058986

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ to ______________

                        Commission File Number  0-24773
                                                -------

                             PINNACLE HOLDINGS INC.

     Incorporated in Delaware I.R.S. Employer Identification No. 65-0652634

            1549 Ringling Blvd., 3rd Floor, Sarasota, Florida 34236

                           Telephone: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____ (The Company has not been
                                      ---
subject to such filing requirements for the past 90 days.).

At September 30, 1998, Registrant had outstanding 202,500 shares of $.001 par value Class A Common Stock; 12,000 shares of $.001 par value Class B Common Stock; 40,000 shares of $.001 par value Class D Common Stock; 174,766 shares of $.001 par value Class E Common Stock; 30,322 shares of $.001 par value Series A Senior Preferred Stock; and 32.85 shares of $.001 par value Series B Junior Preferred Stock


PART I. FINANCIAL INFORMATION                                                             PAGE
                                                                                          ----

Item 1.       Financial Statements
              Consolidated Balance Sheets as of December 31, 1997 and September 30, 1998     1
              Consolidated Statements of Operations for the nine months ended
              September 30, 1998 and 1997                                                    2
              Consolidated Statement of Operations for the three months ended
              September 30, 1998 and 1997                                                    3
              Consolidated Statement of Changes in Stockholders' Equity                      4
              Consolidated Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997                                                    5
              Notes to Consolidated Financial Statements                                     6

Item 2.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations                                                       8-12

Item 3.       Not applicable

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                             13

Item 2        Changes in Securities and Use of Proceeds                                     13

Items 3-5.    Not Applicable

Item 6.       Exhibits and Reports on Form 8-K                                              13

SIGNATURES                                                                                  14

EXHIBIT INDEX                                                                               15

PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS:
         --------------------

                             PINNACLE HOLDINGS INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,       September 30,
                                                                                              1997                1998
                                                                                        --------------       --------------
                       ASSETS                                                                                 (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                             $    1,693,923       $            -
  Accounts receivable, less allowance for doubtful accounts of
    $70,000 and $356,905, respectively                                                       1,577,575            2,145,696
  Prepaid expenses and other current assets                                                  1,037,447            1,032,619
                                                                                        --------------       --------------
    Total current assets                                                                     4,308,945            3,178,315
Restricted cash                                                                                 59,822               60,976
Tower assets, net of accumulated depreciation of $8,278,524 and
  $20,960,698, respectively                                                                127,946,070          459,593,332
Fixed assets, net                                                                            1,495,121            2,311,318
Land                                                                                         6,850,951           13,861,872
Deferred debt issue costs, net of accumulated amortization of
 $346,618 and $774,304  respectively                                                         1,871,242           11,848,530
Other assets                                                                                   645,752            1,223,925
                                                                                        --------------       --------------
                                                                                        $  143,177,903       $  492,078,268
                                                                                        ==============       ==============
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                       $    2,242,397       $    2,889,655
 Accrued expenses                                                                            3,095,049            7,374,058
 Deferred revenue                                                                              639,460            1,038,862
 Current portion of long-term debt                                                          11,122,077           15,663,791
                                                                                        --------------       --------------
      Total current liabilities                                                             17,098,983           26,966,366
Long-term debt                                                                             109,459,790          399,642,563
Other liabilities                                                                              105,012              112,089
                                                                                        --------------       --------------
                                                                                           126,663,785          426,721,018
                                                                                        --------------       --------------

Commitments (Note 3)
Redeemable stock:
 Series A senior preferred stock, mandatorily redeemable, dividends payable-in-kind;
    $.001 par value; 145,000 shares authorized;  0 and  30,322 shares issued and outstanding at December 31, 1997 and September 30, 1998, respectively;
     includes accrued dividends of $322,192 at September 30, 1998 (Note 2)                           -           28,782,220
 Class B common stock, 12,000 shares issued and outstanding at
    December 31, 1997 and September 30, 1998                                                 1,761,000            1,761,000
 Class D common stock, $.001 par value;  39,000 and 40,000 shares issued and
    outstanding at December 31, 1997 and September 30, 1998, respectively                           39                   40
                                                                                        --------------       --------------
                                                                                             1,761,039           30,543,260
                                                                                        --------------       --------------

Stockholders' equity:
 Series B junior preferred stock, redeemable, 14% dividends, $.001 par value;
    100 shares authorized; 0 and 32.85 shares issued and outstanding at
    December 31, 1997 and September 30, 1998, respectively (Note 2)                                  -           32,570,731
 Class A common stock -- 202,500 shares issued and outstanding
   at December 31, 1997 and September 30, 1998                                                     203                  203
 Class E common stock -- 67,089 and 174,766 shares issued and
   outstanding at December 31, 1997 and September 30, 1998, respectively                            67                  175
 Warrants (Note 2)                                                                                   -            1,000,000
 Additional paid-in capital                                                                 25,875,752           35,547,160
 Accumulated deficit                                                                       (11,122,943)         (34,304,279)
                                                                                        --------------       --------------
                                                                                            14,753,079           34,813,990
                                                                                        --------------       --------------
                                                                                        $  143,177,903       $  492,078,268
                                                                                        ==============       ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              ------------------------------------
                                                                                     1997               1998
                                                                              ------------------  ----------------
                                                                                (unaudited)        (unaudited)
Revenue                                                                          $   7,981,381    $   21,127,633
Operating expenses, excluding depreciation and amortization                          1,469,490         3,965,511
                                                                                 -------------    --------------
          Gross margin                                                               6,511,891        17,162,122
Other expenses:
           General and administrative                                                  881,656         2,861,133
           Corporate development                                                     2,400,587         5,212,815
           Depreciation                                                              4,369,632        13,357,626
                                                                                 -------------    --------------
                                                                                     7,651,875        21,431,574
                                                                                 -------------    --------------
Loss from operations                                                                (1,139,984)       (4,269,452)
          Interest expense                                                           4,377,952         7,276,265
          Amortization of original issue discount and debt issuance costs              185,569        11,635,619
                                                                                 -------------    --------------
Net loss                                                                            (5,703,505)      (23,181,336)
          Payable-in-kind preferred dividends and accretion                                  -           683,304
                                                                                 =============    ==============
Net loss attributable to common shareholders                                     $  (5,703,505)   $  (23,864,640)
                                                                                 =============    ==============
Basic and diluted loss per common share                                          $      (18.66)   $       (59.85)
                                                                                 =============    ==============
Weighted average number of common shares outstanding                                   305,666           398,708
                                                                                 =============    ==============




The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                              -------------------------------------
                                                                                     1997                1998
                                                                              -------------------  ----------------
                                                                                   (unaudited)        (unaudited)
Revenue                                                                           $   3,133,067    $    8,583,537
Operating expenses, excluding depreciation and amortization                             622,835         1,908,426
                                                                                  -------------    --------------
          Gross margin                                                                2,510,232         6,675,111
Other expenses:
           General and administrative                                                   273,670           892,370
           Corporate development                                                        745,036         1,737,196
           Depreciation                                                               2,004,757         5,865,773
                                                                                  -------------    --------------
                                                                                      3,023,463         8,495,339
                                                                                  -------------    --------------
Loss from operations                                                                   (513,231)       (1,820,228)
          Interest expense                                                            2,134,457         2,725,923
          Amortization of original issue discount and debt issuance costs                66,955         5,496,024
                                                                                  -------------    --------------
Net loss                                                                             (2,714,643)      (10,042,175)
          Payable-in-kind preferred dividends and accretion                                   -           683,304
                                                                                  =============    ==============
Net loss attributable to common shareholders                                      $  (2,714,643)   $  (10,725,479)
                                                                                  =============    ==============
Basic and diluted loss per common share                                           $       (8.83)   $       (25.04)
                                                                                  =============    ==============
Weighted average number of common shares outstanding                                    307,300           428,266
                                                                                  =============    ==============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PNNACLE HOLDINGS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                      Series B
                                       Junior               Class A            Class E
                                  preferred Stock         common stock      common stock
                                 --------------------   ----------------  ------------------
                                  Shares     Amount     Shares    Amount   Shares    Amount
                                 -------  -----------  --------  -------  -------   --------

Balance at December 31, 1997          -   $         -   202,500     $203   67,089      $ 67

Unaudited:
Issuance of common stock, net
  of issuance costs:
     Class E                                                              107,677       108
Distribution to Class B common
  stockholders (Note 6)

Issuance of Series A senior
  preferred stock, net of
   issuance costs

Issuance of Series B junior
  preferred stock, net of
   issuance costs                 32.50   $32,221,690

Dividends and accretion on
  Preferred Stock                  0.35       349,041

Net Loss
                                  -----   -----------   -------     ----  -------      ----
Balance at September 30, 1998     32.85   $32,570,731   202,500     $203  174,766      $175
                                  =====   ===========   =======     ====  =======      ====



                                              Additional
                                               paid-in      Accumulated    Stockholders'
                                  Warrants     capital        deficit          equity
                                 ----------  ------------  --------------  --------------

Balance at December 31, 1997     $       -   $25,875,752     $(11,122,943)   $14,753,079

Unaudited:
Issuance of common stock, net
  of issuance costs:
     Class E                                  10,767,600                      10,767,708
Distribution to Class B common
  stockholders (Note 6)                         (412,888)                       (412,888)

Issuance of Series A senior
  preferred stock, net of
   issuance costs                 1,000,000                                    1,000,000

Issuance of Series B junior
  preferred stock, net of
   issuance costs                                                             32,221,690

Dividends and accretion on
  Preferred Stock                               (683,304)                       (334,263)

Net Loss                                                      (23,181,336)   (23,181,336)
                                 ----------  -----------     ------------   ------------
Balance at September 30, 1998    $1,000,000  $35,547,160     $(34,304,279)  $ 34,813,990
                                 ==========  ===========     ============   ============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                             PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                             --------------------------------------
                                                                                   1997                1998
                                                                             -----------------  -------------------
                                                                                (unaudited)         (unaudited)
Cash flows from operating activities:
 Net loss                                                                        $ (5,703,505)        $(23,181,336)
                                                                                -------------       --------------
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                               4,369,632           13,357,626
         Amortization of original issue discount and debt issuance costs              185,569           11,635,619
         Provision for doubtful accounts                                               25,000              286,905
         (Increase) decrease in:
            Accounts receivable, gross                                               (415,469)            (855,026)
            Prepaid expenses and other current assets                                  97,759                4,828
            Deferred debt costs                                                      (450,000)          (4,977,403)
            Other assets                                                             (150,485)            (609,486)
         Increase (decrease) in:
            Accounts payable                                                        2,242,679              647,258
            Accrued expenses                                                           20,312            4,279,009
            Deferred revenue                                                         (104,947)             399,402
            Other liabilities                                                         101,930                7,077
                                                                                -------------       --------------
               Total adjustments                                                    5,921,980           24,175,809
                                                                                -------------       --------------
Net cash provided by operating activities                                             218,475              994,473
                                                                                -------------       --------------
Cash flows from investing activities:
          Payments made in connection with acquisitions:
             Tower assets                                                         (47,777,002)        (310,720,053)
             Land                                                                  (1,071,953)          (7,010,921)
          Capital expenditures:
            Tower assets                                                          (14,346,502)         (31,312,021)
             Fixed assets                                                            (783,566)          (1,244,500)
          (Increase) decrease in restricted cash                                      (25,750)              (1,154)
                                                                                -------------       --------------
Net cash used in investing activities                                             (64,004,773)        (350,288,649)
                                                                                -------------       --------------
Cash flows from financing activities:
          Borrowings under long-term debt, net                                     85,814,601          479,713,785
          Repayment of long-term debt                                             (20,798,943)        (204,138,000)
          Proceeds from issuance of common stock, net                                 458,457           10,767,709
          Proceeds from issuance of PIK preferred stock and warrants, net                 -             61,669,647
          Payment of accretion on Class B common stock                                    -               (412,888)
                                                                                -------------       --------------
Net cash provided by financing activities                                          65,474,115          347,600,253
                                                                                -------------       --------------
Net increase (decrease) in cash and cash equivalents                                1,687,817           (1,693,923)
                                                                                -------------       --------------
Cash and cash equivalents, beginning of period                                         47,419            1,693,923
                                                                                -------------       --------------
Cash and cash equivalents, end of period                                        $   1,735,236       $          -
                                                                                =============       ==============
Supplemental disclosure of cash flows:
         Cash paid for interest                                                 $   4,124,306       $    7,840,878
                                                                                =============       ==============

Non-Cash Transactions:
         Seller debt issued in acquisitions                                     $  10,235,131       $    2,347,107
         Payable-in-kind preferred dividends and accretion                      $         -         $      683,304

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc., collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated. Preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may vary from estimates used.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of September 30, 1998 and for the nine-month and three month periods ended September 30, 1998 and 1997 are unaudited, but in the opinion of management include all adjustments necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1997.

The Company's Consolidated Statements of Operations for both the three month and nine month periods ended September 30, 1998, reflect all components of Comprehensive Income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

2. ACQUISITIONS

The Company actively acquires communications towers and related real estate assets.

The Company completed 72 acquisitions during the year ended December 31, 1997, all of which were individually insignificant to the Company. The aggregate purchase price for acquisitions for the year ended December 31, 1997 was $73,591,373, which consisted of $54,339,523 in cash and $19,251,850 of notes payable to the former tower owners.

On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these towers, located in Georgia, Alabama, Mississippi, and Florida.

On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 towers for an aggregate purchase price of approximately $170 million. MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired towers for aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The Company has integrated these towers into its rental tower business and is leasing space on these towers to other third party wireless communications providers. The towers are located in the Southeastern United States, Southern California and New England.

The MobileMedia transaction was funded with proceeds from the sale of two separate newly authorized series of preferred stock of the Company described below, a loan from ABRY Broadcast Partners II, L.P., a controlling stockholder of the Company, and borrowings under the Company's senior credit facility with NationsBank, N.A. and certain other lenders.

The Company sold 30,000 shares of newly authorized Series A Senior Preferred Stock (the "Senior Preferred Stock") for $30 million. These shares carry a liquidation preference of $30 million in the aggregate, and were sold with an attached warrant to purchase, for a nominal price, approximately .75% of the Company's outstanding common stock. Dividends on the Senior Preferred Stock accrue at a rate of 14% through March 31, 1999, 14.75% from April 1, 1999 through June 30, 1999, 15.5% from July 1, 1999 through September 30, 1999 and 16% thereafter. At the Company's option, such dividends can be paid by the issuance of additional shares of such stock. The Senior Preferred Stock is redeemable at the Company's option at no premium at any time upon 30 days advance notice. The Senior Preferred Stock is mandatorily redeemable on September 30, 2008. The warrants (valued using Black Shoals) are recorded at fair value and are exercisable at a nominal price for a period of eight and one-half years commencing 18 months following the issuance of the Senior Preferred Stock. If the Senior Preferred Stock is redeemed prior to 18 months after its initial issuance, the warrants may not be exercised and will be cancelled. The warrants expire on September 3, 2008.

ABRY/Pinnacle, Inc., an affiliate of ABRY Broadcast Partners II, L.P, purchased newly authorized Series B Junior Preferred Stock of the Company (the "Junior Preferred Stock") with a liquidation preference of $32.5 million. Dividends accrue at a rate of 14% and at the Company's option may be paid by the issuance of additional shares of such stock. The Junior Preferred Stock is redeemable at the Company's option at no premium at any time. The Junior Preferred Stock is not mandatorily redeemable.

The Senior Preferred Stock and the Junior Preferred Stock have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

In addition to the Southern Communications and MobileMedia transactions, subsequent to December 31, 1997, the Company purchased a total of 117 towers in 65 acquisition transactions for an aggregate consideration of approximately $61,230,000.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 1997. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                               Pro Forma
                                                -------------------------------------
                                                  September 30,      September 30,
                                                      1997               1998
                                                -----------------  -----------------
                                                   (unaudited)        (unaudited)
Revenue                                            $  31,553,628      $  32,846,267
Gross margin, excluding depreciation                  26,857,397         27,430,522
Net loss                                             (27,879,135)       (32,240,666)
Net loss attributable to common shareholders         (34,732,945)       (41,002,782)
Net loss per common share                                (113.63)           (102.84)



3. COMMITMENTS

As of and subsequent to September 30, 1998, the Company entered into several letters of intent with various third parties to purchase 52 towers, reflecting an aggregate commitment to pay approximately $21,160,000, all of which are still subject to consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
         -----------------------------------------------------------------------
OF OPERATIONS:
-------------

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in the Company's Registration Statement on Form S-11 (No. 333-59297) filed on July 17, 1998, as amended (the "Registration Statement").

THE COMPANY

The Company is the leading provider of wireless communications rental tower space in the Southeastern United States. Since commencing operations in May 1995, through September 30, 1998, the Company has completed 195 acquisitions through which it has acquired 766 towers and has constructed an additional 64 towers in such high growth markets as Atlanta, Birmingham, New Orleans, Orlando and Tampa. The Company also has agreements or letters of intent to acquire 52 additional towers. As a result of its extensive existing tower base, the Company believes it is well-positioned to continue to capitalize on the growth opportunities available in the rapidly consolidating and highly fragmented tower rental industry.

The Company has a diversified base of over 800 customers consisting of wireless communications providers, operators of private networks and government agencies that include Southern Communications, Nextel, Sprint PCS, PageNet, Motorola, BellSouth Mobility, MobileMedia, Teletouch, Skytel, Pagemart, Federal Bureau of Investigation and Bureau of Alcohol, Tobacco & Firearms. The Company's leases generally range in duration from three to five years and many provide for scheduled minimum rent increases of the greater of a specified percentage (which typically ranges from 3-5%) or the change for the relevant period in the Consumer Price Index. Unlike a number of other participants in the tower rental industry, the Company focuses exclusively on the rental of wireless communications tower space.

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

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Revenue increased 164.7% to $21.1 million for the nine month period ended September 30, 1998 from $8.0 million for the nine month period ended September 30, 1997. This increase is primarily attributable to additional revenue resulting from the acquisition and construction of 572 towers during the twelve month period ended September 30, 1998, the results of which are reflected from the time of acquisition or construction in the nine month period ended September 30, 1998 and the inclusion of results from towers acquired or constructed in 1997 for the entire nine month period. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Operating expenses, excluding depreciation and amortization, which consist primarily of costs relating to the ongoing maintenance of properties such as air conditioning and grounds maintenance, ground lease expenses, utilities, property taxes and other direct costs of tower operation, increased 169.9% to $4.0 million for the nine month period ended September 30, 1998 from $1.5 million for the nine month period ended September 30, 1997. This increase is consistent with the purchase and construction of towers and the related increases in revenue as discussed above. During the period, operating expenses (as a percentage of revenue) remained consistent with the Company's historical percentage of approximately 20%.

General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing properties and primarily consist of employee compensation and related benefits costs, advertising, professional and consulting fees, rent and related expenses and travel costs, as a percentage of revenue, increased to 13.5% of revenue for the nine month period ended September 30, 1998 from 11.0% for the nine month period ended September 30, 1997. This increase results from increases in staffing due to the Company becoming a public registrant and related increases in professional fees and travel costs, increased levels of advertising and marketing expenditures and increases in rent and related costs.

Corporate development expenses, which represent costs incurred in connection with acquisitions and construction of new towers, increased 117.1% to $5.2 million for the nine month period ended September 30, 1998 from $2.4 million for the nine month period ended September 30, 1997. The increase in corporate development expenses reflects the higher costs associated with the Company's expansion of its acquisition and construction strategies and related tower development efforts. Corporate development expenses decreased as a percentage of revenue from 30.1% for the nine month period ended September 30, 1997 to 24.7% for the nine month period ended September 30, 1998 primarily because of the incremental increase in revenue from the comparative period in 1997 and economies of scale resulting from such growth.

Depreciation expense increased 205.7% to $13.4 million for the nine month period ended September 30, 1998 from $4.4 million for the nine month period ended September 30, 1997 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

Interest expense, net of amortization of original issue discount and debt issuance costs, increased 66.2% to $7.3 million for the nine month period ended September 30, 1998 from $4.4 million for the nine month period ended September 30, 1997. The increase in interest expenses was attributable to increased borrowing associated with the Company's acquisitions during the period.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Revenue increased 174.0% to $8.6 million for the three month period ended September 30, 1998 from $3.1 million for the three month period ended September 30, 1997. This increase is attributable to additional revenue resulting from the acquisition and construction of 572 towers during the twelve month period ended September 30, 1998, the results of which are reflected from the time of acquisition or construction in the three month period ended September 30, 1998 and the inclusion of results from towers acquired or constructed during the period from October 1, 1997 through June 30, 1998 for the entire three month period ended September 30, 1998. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Operating expenses, excluding depreciation and amortization, increased 206.4% to $1.9 million for the three month period ended September 30, 1998 from $0.6 million for the three month period ended September 30,

1997. This increase is consistent with the purchase and construction of towers and the related increases in revenue as discussed above. Operating expenses as a percentage of revenue increased to 22.2% for the three month period ended September 30, 1998 from 19.9% for the three month period ended September 30, 1997. This change is primarily a result of increased costs associated with weather related maintenance expenses caused by seasonal weather fluctuations (summer temperature increases and a higher incidence of lightning strikes) and certain maintenance program enhancements being incurred in connection with the Company's overall site improvement program.

General and administrative expenses, as a percentage of revenue, increased to 10.4% of revenue for the three month period ended September 30, 1998 from 8.7% for the three month period ended September 30, 1997. This increase results from increases in staffing due to the Company becoming a public registrant and related increases in professional fees and travel costs, increased levels of advertising and marketing expenditures and increases in rent and related costs.

Corporate development expenses increased 133.2% to $1.7 million for the three month period ended September 30, 1998 from $0.7 million for the three month period ended September 30, 1997. The increase in corporate development expenses reflects the higher costs associated with the Company's expansion of its acquisition and construction strategies and related tower development efforts. Corporate development expenses decreased as a percentage of revenue from 23.8% for the three month period ended September 30, 1997 to 20.2% for the three month period ended September 30, 1998 because of the incremental increase in revenue from the comparative period in 1997 and economies of scale resulting from such growth.

Depreciation expense increased 192.6% to $5.9 million for the three month period ended September 30, 1998 from $2.0 million for the three month period ended September 30, 1997 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

Interest expense, net of amortization of original issue discount and debt issuance costs, increased 27.7% to $2.7 million for the three month period ended September 30, 1998 from $2.1 million for the three month period ended September 30, 1997. The increase in interest expenses was attributable to increased borrowing associated with the Company's acquisitions during the period.

LIQUIDITY AND CAPITAL RESOURCES

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its 10% Senior Discount Notes (the "Senior Notes Offering"). The Company had a working capital deficit of $23.8 million (inclusive of $15.0 million bridge loan owed to ABRY
II) and $12.8 million as of September 30, 1998 and December 31, 1997, respectively.

The Company has a senior secured credit agreement (the "Senior Credit Facility") with NationsBank, N.A. and certain other lenders that provides a revolving line of credit for borrowings of up to $250 million, of which $200 million is currently committed. The Company is seeking to obtain commitments that would increase the total commitment to $250 million. The Company may make borrowings and repayments until December 31, 2005. Beginning March 31, 2000, the availability under the revolving line of credit starts reducing by specified amounts on a quarterly basis until December 31, 2005 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 1.75% or the 90-day London Interbank Offered Rate plus a margin of up to 2.875%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of towers. As of September 30, 1998, there was approximately $63.5 million available under the Senior Credit Facility (assuming an increased commitment of $250 million), after giving effect to approximately $17.0 million of outstanding letters of credit, which reduce availability under the Senior Credit Facility.


Pursuant to a Capital Contribution Agreement, ABRY II has agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million, of which $37.2 million has been contributed through September 30, 1998, and had guaranteed an additional $3.9 million of other debt of the Company. Additionally, as of September 30, 1998, ABRY II had contributed separately $47.5 million to the Company, including $15.0 million outstanding under a bridge loan by ABRY II and $32.5 million of Series B Junior Preferred Stock as described in
Note 2 to the financial statements in Part I, Item 1 above.

The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $19.9 million at September 30, 1998.

In March 1998, the Company completed its Senior Notes Offering. The Company received net proceeds of approximately $192.8 million from the Senior Notes Offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon, to repay in full and retire a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an Indenture dated as of March 20, 1998 and will mature on March 15, 2008. Until March 15, 2003, the Company's interest expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require annual cash interest payments of $32.5 million.

Capital expenditures, including acquisitions, for the nine months ended September 30, 1998 were $348.6 million, compared to $64.0 million in the comparable 1997 period. The Company anticipates that it will spend approximately $30 million on capital expenditures in the fourth quarter of 1998, including various individually immaterial acquisitions in the Company's current targeted acquisitions pipeline, construction and upgrading of additional towers. Depending on availability of additional capital, the Company expects that it may make substantial capital expenditures for acquisitions, construction and upgrading of additional towers in 1999 and 2000.

The Company will require additional financing to enable it to complete the pending acquisitions, pursue future acquisitions, fund capital expenditures on existing and acquired towers and meet the Company's additional working capital requirements. The timing and amount of the Company's additional financing needs will depend upon, among other things, the timing of closings of pending and future acquisitions (which are dependent upon the satisfaction of closing conditions, some of which are beyond the Company's control). The Company is pursuing additional sources of financing, including borrowings under the Senior Credit Facility, if increased, private sales of debt or equity, and continued pursuit of completing an initial public offering, to satisfy its ongoing capital needs. The mix and source of capital used by the Company will depend upon market conditions, the limitations imposed by the terms of the Company's existing indebtedness and other factors. There can be no assurance that such financing will be available on terms acceptable to the Company. To the extent that the Company is unable to secure sufficient additional capital, it may not be able to achieve its current business strategy.

INFLATION

Because of the relatively low levels of inflation experienced in 1995, 1996, 1997 and as of September 30, 1998, inflation did not have a significant effect on the Company's results in such years.

YEAR 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1996, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company completed the modifications and testing of its information systems and is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

The Year 2000 is not expected to have a material impact on the Company's current information systems as a result of the steps already completed to make the Company's systems Year 2000 compliant. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
          ----------------------------------------------------------

Not Applicable.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
         -----------------

The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. The Company believes that none of its pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
         -----------------------------------------

The Company sold shares of two newly authorized series of preferred stock on September 3, 1998 in connection with the acquisition of 166 towers from MobileMedia. See Note 2 to the financial statements at Item I, Part 1 above for further details.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.
         -------------------------------

Not applicable.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         ---------------------------------------------------

Not applicable.

Item 5.  OTHER INFORMATION.
         -----------------

Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
         --------------------------------

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) Reports on Form 8-K. The Company filed a report on form 8-K on September 18, 1998, with respect to the acquisition of towers from MobileMedia as discussed in
Note 2 to the Consolidated Financial Statements as included in Part I, Item 1 above.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Pinnacle Holdings Inc.

Date  November 3, 1998       By:  /s/ Steven R. Day
                                  ------------------
                                  Steven R. Day
                                  Chief Financial Officer
                                  Vice President

                             Duly Authorized Officer and
                             Principal Financial Officer.

                                 EXHIBIT INDEX

Designation     Description
-----------     -----------

2.1 Purchase Agreement dated July 7, 1998 between Pinnacle Towers Inc. and MobileMedia Corporation and certain of its affiliates.*

2.2 Amendment to Purchase Agreement dated September 2, 1998 between Pinnacle Towers Inc. and MobileMedia Corporation and certain of its affiliates.**

3.1   Amended and Restated Certificate of Incorporation.***

3.1.2 Certificate of Amendment of Amended and Restated Certificate of Incorporation.****

3.1.3 Bylaws of the Company.***

4.1   Certificate of Designation of Series A Senior Preferred Stock.**

4.2   Certificate of Designation of Series B Junior Preferred Stock.**

10.1 Master Lease for Transmitter Systems Space between the Company and MobileMedia Communications, Inc.*

27.1  Financial Data Schedule

__________________

* Previously filed on July 17, 1998 with the Company's Registration Statement on Form S-11 (S.E.C. File No. 333-59297).

** Previously filed on September 1, 1998 with Report on Form 8-K (S.E.C. File No. 0-24773).

*** Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (S.E.C. File No. 333-49147).

**** Previously filed on August 17, 1998 with Amendment No. 3 to the Company's
     Registration Statement on Form S-11.