Form 10-K
period 1998-12-31
PINNACLE HOLDINGS INC
filed 1999-02-16
CIK 1058986

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             ----------------------


                                   FORM 10-K
     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1998 or
     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from            to

                        Commission file number:  0-24773

                             PINNACLE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                 65-0652634
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)                  Identification No.)

    1549 Ringling Boulevard
    3rd Floor
    Sarasota, Florida                              34236
    (Address of principal executive offices)       (zip-code)


      Registrant's telephone number, including area code:   (941) 364-8866

          Securities registered pursuant to Section 12(b) of the Act:
                                     None


          Securities registered pursuant to Section 12(g) of the Act:
                                     None

                            ----------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days.

YES   X         NO
    -----          -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

PART I

ITEM 1.  BUSINESS

Company Overview

     Pinnacle Holdings Inc., a Delaware corporation, (the "Company") is the leading provider of wireless communication tower space in the Southeastern United States. Since its formation in May 1995, the Company has focused exclusively on creating a portfolio of dense clusters of geographically contiguous towers and renting tower space to wireless communications providers and users. The Company believes that the rental of tower space is the sector of the tower industry in which it can earn the highest cash flow margins and risk adjusted return on invested capital. This strategy also presents significant opportunities for continued revenue and cash flow growth through the addition of new tenants on its existing towers and towers that may be acquired in the future.

     Since commencing operations in May 1995 and through December 31, 1998, the Company has completed 210 acquisitions through which it has acquired 799 towers and has constructed an additional 77 towers in such high growth markets as Atlanta, Birmingham, New Orleans, Orlando and Tampa.

     The Company has a diversified base of over 800 customers consisting of all forms of wireless communications providers, operators of private networks and government agencies that include Southern Communications Services, Inc. ("Southern Communications"), Nextel, Sprint PCS, PageNet, Motorola, BellSouth Mobility, MobileMedia Communications, Inc. ("MobileMedia Communications"), Teletouch, Skytel, Pagemart, Federal Bureau of Investigation and Bureau of Alcohol, Tobacco & Firearms. The Company's leases generally range in duration from three to five years and many provide for scheduled minimum rent increases of the greater of a specified percentage (which typically ranges from 3 to 5%) or the change for the relevant period in the Consumer Price Index ("CPI").

Industry Background

     Communications towers are primary infrastructure components for wireless communications services such as cellular, paging, personal communications services ("PCS"), Specialized Mobile Radio ("SMR"), wireless data transmission and radio and television broadcasting. Wireless communications companies require specialized wireless transmission networks in order to provide service to their customers. Each of these networks is configured specifically to meet the coverage requirements of the particular carrier and includes transmission equipment such as antennae, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, are critical to the operation of wireless communications networks and consist of towers, rooftops and other structures upon which such equipment may be placed. Wireless communications providers design their network and select their communications sites in order to optimize available frequencies relative to their projected usage patterns, topography and service requirements.

     The Wireless Communications Industry

     The wireless communications industry is growing rapidly as: (i) consumers become increasingly aware of the uses and benefits of wireless communications services; (ii) the costs of wireless communications services decline; and (iii) new wireless communications technologies continue to be developed. Changes in U.S. federal regulatory policy have led to a significant increase in the number of competitors in the wireless communications industry, most recently through the auction of radio spectrum for PCS. This competition, combined with an increasing reliance on wireless communications services by consumers and businesses, has increased demand for higher quality networks characterized by uninterrupted service and improved coverage. As new carriers build out their networks and existing carriers upgrade and expand their networks to maintain their competitiveness, the demand for communications sites is expected to continue to increase dramatically.

     The wireless communications industry is comprised of the following segments:

 .    Cellular-Currently each market in the United States has two cellular operators. Cellular networks consist of numerous geographic "cells" in which frequencies are reused every few miles. Each cell includes a communications site which includes transmission equipment generally residing on a wireless communications tower. According to industry publications, as of June 30, 1997 there were 48.7 million wireless telephone subscribers in the United States, representing a 27.5% growth rate over the prior 12 months, and an overall penetration of approximately 18.0%. In addition, as the cellular market migrates from an analog based transmission technology to a digital based transmission technology, demand is expected to increase as prices decline. In order to increase network capacity and improve service quality, cellular carriers are re-engineering their networks to have smaller and more numerous cells. While historically cellular operators have generally built their own towers, the growing demand for tower space and restrictions on new tower construction are making rental towers an increasingly important component of their transmission networks.

 .    PCS-PCS is an emerging wireless communications technology competing with cellular that offers a digital signal that is clearer and offers greater privacy than typical analog cellular systems. Up to six PCS licenses have been issued by the Federal Communications Commission ("FCC") in each market (versus two for cellular). PCS system construction began in 1995, and due to their small cell size, PCS companies are expected to be substantial users of tower space. According to industry publications, there were approximately 2.2 million PCS subscribers in the United States as of December 31, 1997. The Personal Communications Industry Association ("PCIA") estimates that on December 31, 1997 there were approximately 45,000 antennae sites (cellular and PCS) in the United States. PCIA estimates that this number will increase by approximately 100,000 additional antennae sites over the next 10 years. While some of these sites may use existing towers, it is expected that a large number of new towers will be required for the deployment of PCS networks. As an example, PrimeCo, Aerial and Sprint PCS are currently building out PCS systems in the Company's target region and are co-locating their equipment on many of the Company's rental towers, as opposed to constructing their own towers.

 .    Paging-Paging has also enjoyed dramatic growth over the last ten years.
     According to industry publications, there were 49.8 million pagers at the end of 1997, representing an average annual growth rate of 26.8% since 1992. This growth was spurred by declining prices, wider coverage and increasing expansion into the consumer market. While network construction by the paging industry appears to be reaching a certain level of maturity, the increased number of subscribers is expected to require utilization of additional channels and related transmitter equipment. Utilization of these additional channels will result in additional revenue on rental towers. Paging companies have historically relied heavily on rental towers and are expected to continue to do so.

 .    SMR / ESMR-SMR companies provide two-way radio communications for primarily commercial purposes, especially fleet vehicles. Two-way private business radio is used primarily for businesses engaged in dispatching personnel or equipment to work sites and includes construction and trucking companies, courier services, hospitals and taxicabs. Each service provider holds an FCC radio license that allows it to transmit over a particular frequency, and most lease space on a local tower for transmission purposes. As a result of advances in digital technology, some wireless communications providers have begun to design or modify networks that utilize SMR frequencies by deploying advanced digital technologies called Enhanced Specialized Mobile Radio ("ESMR"). ESMR increases the capacity of radio networks allowing more efficient use of allocated frequencies. These efficiencies and improvements allow ESMR to provide wireless telephone service that can compete more effectively with cellular and PCS. As more commercial users are attracted to such enhanced services, the demand for tower space to support such usage also continues to increase. Nextel and Southern Communications are the leading ESMR providers in the United
     States.

 .    Government Agencies-Federal, state and local government agencies are major users of wireless communications services and typically operate their own dedicated frequencies. These government agencies, in certain circumstances, often find it easier to lease rather than own tower space. As new technologies are developed in law enforcement, emergency and other government services, various municipalities and government agencies are becoming more significant users of wireless communications services. Examples of government customers of tower space include the Federal Bureau of Investigation, U.S. Coast Guard, U.S. Secret Service and various municipal agencies.

 .    Broadcast and Wireless Cable-Broadcasters transmit AM/FM radio signals and
     VHF and UHF television signals in order to obtain the broadest, clearest coverage available. A broadcast station's coverage is one of the primary factors that influences the station's ability to attract advertising revenue. Once a tower location is chosen, broadcasters rarely change sites due to complex regulatory requirements, high switching costs and business disruption. The U.S. broadcasting industry is generally mature with respect to demand for transmission tower capacity. However, a significant increase in demand for tower capacity may occur when digital spectrum is used to deliver high definition television ("HDTV") or digital multi-casting, i.e., multiple "normal" definition television channels. In addition, wireless cable television is being developed and positioned as a potentially more accessible alternative to traditional cable television. Wireless cable operates by receiving programming from a satellite which is retransmitted from an antenna on a tower to a receiving antenna on a subscriber's residence. Several wireless cable companies are now in the process of constructing their systems in the Company's region.

 .    Emerging Technologies and Availability of FCC Spectrum-Several new entrants in the wireless communications industry are emerging as new technology becomes available and additional radio spectrum is authorized for use by the FCC. For example, Local Multipoint Distribution Service ("LMDS"), has diverse applications including wireless video, telephone, paging and wireless local loop. Wireless local loop ("WLL") systems are seen as an alternative to traditional copper and fiber-optic based services with the potential to be implemented more quickly and at lower costs than fixed wireline services. WLL systems provide non-mobile telecommunications services to users by transmitting voice messages over radio waves from the public switched network to the location of the fixed telephone. The installation of WLL systems minimizes the need to obtain right-of-ways and excavate existing roads and infrastructure in order to install or upgrade a local telephone system serving non-mobile telephones. Also, wireless data transmission is widely viewed as being in its infancy as the development of Personal Digital Assistants and a variety of applications are being developed. In addition to private networks, several companies are building national wireless data transmission networks including Motorola's EMBARC system, Nationwide Wireless Network (an affiliate of MTEL), RAM Mobile Data (10% owned by BellSouth), and Racotek's and Geotek's SMR based data networks. Automatic Vehicle Monitoring/Location and Monitoring Services ("AVM/LMS") systems generally require a minimum of three towers to band a coverage area. The Company believes that AVM/LMS service providers will use the band to provide fleet tracking, rail and container transportation monitoring, security and access control, etc. Other new developments including the auction of 220 and 450 Megahertz spectrum are expected to increase available radio spectrum for commercial applications.

     These recent developments in the wireless communications industry indicate continuing opportunities for the tower rental industry. Industry analysts project rapid and continued growth in the major wireless communications industry segments and these projections all share a common outcome: more equipment needs to be installed on a limited supply of towers.

     The Tower Rental Industry

     A typical tower consists of a compound enclosing the tower and an equipment shelter which houses a variety of transmitting, receiving and switching equipment. There are three types of towers: (i) guyed; (ii) self-supporting lattice; and (iii) self-supporting monopole. Guyed towers gain their support capacity from a series of cables attaching separate levels of the tower to anchor foundations in the ground. A lattice model is usually tapered from the bottom up and can have three or four legs. A monopole is a tubular structure that typically accommodates fewer customers and may be used as a single purpose tower or in locations where there are space constraints or a need to address aesthetic concerns. Self-supporting towers typically range in height from 50-200 feet for monopoles and up to 1,000 feet for lattices, while guyed towers can reach a height of up to 2,000 feet. Different wireless communications technologies require that equipment be located at various heights to optimize signal propagation. As of December 31, 1998, the Company's tower inventory was comprised of 646 guyed, 192 self-supporting lattices and 38 monopoles.

     Wireless communications equipment can also be placed on building rooftops. Traditionally, rooftop sites have been common in urban downtown areas where tall buildings are available and multiple communications sites are required because of high wireless traffic density. Today, rooftop sites are used less for certain types of customers as current technology requirements cause an increasing number of providers to place antennae lower on buildings.

     The value of a rental tower is principally determined by the desirability of its location to customers and the amount of customer equipment installations that it can support. Several customers may share one tower through "vertical separation" with each type of customer on a different level. While many existing towers were not originally built with the capacity to support multiple customers, these towers can often be upgraded to support additional equipment.

     Historically, wireless communications providers and broadcasters built, owned and operated their own towers, which were typically constructed and designed for their exclusive use. As recent technologies emerged, the original equipment on many of these towers became obsolete, resulting in these towers becoming available for other uses, and in some cases, for acquisition. For example, fiber optic cables have largely replaced transmission traffic traditionally carried by wireless microwave networks. The paging and SMR industries were traditionally owned by local or regional companies which constructed their own networks and transmission towers. As these industries consolidated over the past ten years, the acquiring companies typically purchased the radio licenses and subscriber leases and entered into lease agreements with the original tower owner. Wireless communications providers today are generally more focused on developing their subscriber base and relatively less focused on building and owning tower networks. An opportunity to acquire towers arose as a result of these developments.

     During the mid-to-late 1980s, a number of independent tower owners began to emerge, marking the beginning of the tower rental industry. These independent tower owners focused on owning and managing towers with multiple customers by adding customers to existing and reconstructed towers. The Company believes the majority of these tower operators were individuals with a small number of local rental towers offering very limited coverage areas. In the last three years, several larger independent tower owners have emerged as demand for wireless communications services continued to grow and as additional high frequency licenses were awarded for new wireless communications services (including PCS, narrowband paging and LMDS) each requiring networks with extensive tower infrastructure. As the demand for towers has been increasing, there has been a growing trend by municipalities to slow the proliferation of towers. These trends have contributed to a growing need for towers that can accommodate co-location of wireless communications providers. In this regard, an opportunity to acquire towers and lease space to multiple wireless communications providers was created.

The Pinnacle Approach to the Tower Rental Industry

     As a result of the recent developments in the wireless communications industry and the highly fragmented nature of the tower rental industry, the Company's founders recognized a significant opportunity to consolidate strategically located wireless communications towers and enhance rental revenue on those towers. In particular, the Company's founders developed a strategy of acquiring clusters of towers that would provide strong positions in selected, high growth wireless communications markets in the Southeastern United States.

     Business and Growth Strategy

     The Company's objective is to create substantial value from both its position as the leading provider of wireless communications rental tower space in the Southeastern United States and its expansion into additional wireless communication markets. In order to achieve this objective, the Company has designed and implemented a three-tiered growth strategy that focuses on: (i) increasing revenue yield per tower through aggressively marketing available rental space; (ii) continuing acquisitions of towers in key markets; and (iii) implementing a selective tower construction program designed to complement its acquisition strategy. However, there can be no assurance that the Company will successfully implement its strategy and achieve its objective.


     I. Marketing and Development Strategy

     The Company aggressively markets rental space on its towers to capitalize on the operating leverage of its business. The Company's customers are generally responsible for the installation of their own equipment and the incremental utility costs associated with that equipment. In addition, adding customers to an existing tower does not result in increased monitoring, maintenance or insurance costs. Accordingly, when customers are added to an existing tower, additional revenue can be achieved at low incremental costs, thereby yielding increased cash flow margins. The key elements of the Company's marketing and development strategy include the following:

 .    Offer Strategically Located Clusters of Towers.  By owning and assembling clusters of towers in high growth regions, the Company believes it is able to offer its customers the ability to rapidly and efficiently fulfill the network expansion plans across a particular market or region, which the Company believes provides it with a significant competitive advantage.

 .    Target a Diversified Customer Base.  The number of antennae a tower can accommodate varies depending on the type of tower (self-supporting monopole, guyed, self-supporting lattice), the height of the tower and the nature of the services provided by such antennae. The substantial majority of the Company's towers are self-supporting lattice and guyed towers that can support a large number of antennae and therefore enable the Company to market its tower space to a diverse group of wireless communications providers.

 .    Leverage Customer Relationships.  The Company believes it has established a reputation among its customers as a highly professional and reliable tower space provider. This has been achieved through ongoing investment in the development of relationships at multiple levels of customer organizations. The Company believes that important factors in generating interest in its towers are the customer's awareness of the quality of a particular site, the ease of doing business with one lessor, the location of other Company-owned towers and the Company's ability to construct new towers.

 .    Track FCC Filings.  All FCC licensees must file applications for site locations. As part of a disciplined approach to acquisitions and new tower construction activities, the Company tracks these filings, which provide market intelligence as to existing wireless communications providers' build-out plans and new market entrants.

     II. Acquisition Strategy

     Ownership of rental towers in many parts of the United States remains highly fragmented, although the consolidation of tower ownership has begun to accelerate as larger independent owners acquire small local owners in certain regions. The Company believes that its acquisition strategy has allowed it to achieve the highest density of towers across nine states located in the Southeastern United States, which the Company believes provides it with a significant competitive advantage.

     The Company believes that growth through acquisition is an attractive strategy because it allows the Company to: (i) choose the location of its towers in key urban and other desired locations; (ii) acquire towers with existing tenants and the capacity to add multiple, additional tenants; (iii) not seek build-to-suit mandates from customers, which may result in towers being built in unprofitable locations; and (iv) lower its risk as cash flow from existing tenants is predetermined and immediate.

     The Company's acquisition strategy continues to focus on: (i) rapidly acquiring towers in key markets as a means to quickly gain critical mass, thereby discouraging other tower consolidators from entering its markets; (ii) completing follow-on acquisitions to enhance its coverage in selected wireless communications markets; and (iii) penetrating new markets as a platform for future growth. In executing its acquisition strategy, the Company generally targets strategically located individual towers or small groups of towers. The Company's focus on individual towers or small groups of towers, however, does not preclude potential acquisitions of a large number of towers in a single transaction. The Company's completion of the Southern Towers Acquisition (as defined herein) in March 1998 (201 towers) and the MobileMedia Acquisition (as defined herein) in September 1998 (166 towers) are two of the largest acquisition transactions in the industry to date. Since commencing operations in 1995 and through December 31, 1998, the Company has completed the acquisition of 799 towers in 210 separate transactions. Subsequent to December 31, 1998 and prior to January 18, 1999, the Company acquired an additional tower. As of January 18, 1999, the Company had agreements or letters of intent to acquire 135 towers.

     The Company conducts extensive due diligence prior to consummating an acquisition, leveraging what the Company believes to be its competitive advantage in terms of its experience in, and knowledge of, the tower rental industry. Of the Company's 108 total employees at December 31, 1998, 25% are dedicated to completing acquisitions. The Company utilizes 10 full-time tower buyers, who spend substantially all of their time in the field identifying, evaluating and generating acquisition opportunities for the Company. The Company uses a standardized process that it has developed to ensure that acquisitions are evaluated, documented and rapidly processed. In order to execute and ensure the integrity and quality of this process, the Company utilizes outside independent professionals to verify certain accounting, legal and engineering data. The Company believes that this approach has proven effective in permitting the Company to more accurately predict the performance of acquired assets and reduce the risks associated with the Company's acquisitions. However, acquisitions involve a number of potential risks, including the potential loss of customers and unanticipated events or liabilities. Because of such risks, there can be no assurance that the Company will be able to successfully implement its acquisition strategy.

     The key elements of the Company's acquisition strategy are set forth below:

 .    Target High Growth Wireless Communications Markets.  The Company targets population centers and key transportation corridors in wireless communications markets where there is evidence of high potential growth. The Southeastern United States is attractive because of its relatively high population and economic growth rates with 4 of the top 10 fastest growing cities in the United States located in this region, according to the U.S. Census Bureau. In addition, according to the U.S. Census Bureau, the population growth rate in Florida for the three years ending July 1, 1997, was 5.0%, nearly double that of the overall rate of 2.8% for the United States. Within the Southeastern United States, the Company has established strong market positions in densely populated areas such as Atlanta, Birmingham, New Orleans, Orlando and Tampa. The MobileMedia Acquisition provided the Company with strong market positions in Knoxville, Mobile and Nashville, as well as towers in Southern California and New England that provide the Company a base for penetrating these attractive wireless markets. The Company has also established strong market positions along key transportation corridors in the Southeastern United States.

 .    Focus on Compatibility with Existing Tower Network.  The Company considers many factors when evaluating a potential acquisition. In particular, the Company considers whether an acquisition will, when combined with existing tower inventory, result in the Company owning a cluster of towers in a given area, thereby providing the Company with a stronger market position and competitive advantage. The Company also considers whether the towers in a particular acquisition meet demand for enhanced coverage that has been previously identified by customers. In some instances, the Company may acquire, as part of a group of towers being purchased, an individual tower which falls outside of normal acquisition parameters. Such acquisitions occur only when the Company has determined that the overall transaction is attractive. The MobileMedia Acquisition and the Southern Towers Acquisition expanded the Company's presence to contiguous markets in the Southeastern United States.

 .    Employ a Disciplined Valuation Process.  The Company seeks to acquire towers that have existing cash flow and identified potential for significant future cash flow growth from additional tenants. For each potential acquisition, the Company reviews the current population coverage of each tower to be acquired, the nature and quality of the existing and potential customer base, coverage of current and future major transportation corridors and the location and desirability of competing towers. The Company also makes an assessment of potential cash flow growth and estimates whether additional capital expenditures will be required to add capacity to accommodate future growth.

     Consistent with the Company's acquisition criteria and strategy of accumulating clusters of towers in regions that are highly attractive to wireless communications providers, the Company has recently completed the following major acquisitions:

     Southern Towers Acquisition.   In March 1998, the Company acquired 201
towers from Southern Communications for approximately $83.5 million plus fees and expenses (the "Southern Towers Acquisition"). Southern Communications is a subsidiary of Southern Company, one of the largest utility holding companies in the United States and an ESMR provider. Substantially all of the towers, which are located in Georgia, Alabama, Mississippi and Florida, were constructed within the past four years.

     The Southern Towers Acquisition represented an attractive opportunity to significantly accelerate the achievement of the Company's goal of becoming the leading provider of rental tower space in the Southeastern United States.

     In connection with the Southern Towers Acquisition, the Company entered into leases with Southern Communications and its affiliates to provide tower space for their ESMR network. The leases provide for an initial ten-year term with five optional renewal periods of five-years each exercisable at the customer's option on the same terms as the original leases (the "Southern Communications Leases"). In addition, the Company has entered into an option agreement with Southern Communications whereby Southern Communications may require the Company to use commercially reasonable efforts to supply, acquire or construct an additional 80 towers for rental by Southern Communications or its affiliates. The Company has initiated construction on approximately half of the tower opportunities presented by Southern Communications to date. The Company evaluates these opportunities with respect to the towers' potential strategic fit with the Company's existing tower portfolio and ability to capture additional third party tenants.

     Prior to the acquisition, these towers, which had only a limited number of third party tenants, were principally for the use of Southern Communications and its affiliates. The towers were generally constructed with capacity significantly exceeding Southern Communications' specific capacity requirements. Accordingly, the Company believes that there is substantial potential for additional revenue from these towers. Since the closing of the Southern Towers Acquisition, the Company has already experienced significant interest from potential customers in the towers and has negotiated new leases totaling approximately $724,000 in annualized lease revenue.

     MobileMedia Acquisition:   In September 1998, the Company acquired 166
towers from MobileMedia Corporation ("MobileMedia") and its affiliates for approximately $170.0 million (the "MobileMedia Acquisition"). Subsequent to its announced merger with Arch Communications, Inc., MobileMedia will be the second largest paging company in the United States.

     The MobileMedia Acquisition represented an attractive opportunity to acquire towers that (i) further strengthened the Company's tower portfolio in certain existing markets, (ii) provided entry into geographically contiguous markets and (iii) expanded the Company's operations into new markets in Southern California and New England.

     In connection with this acquisition, the Company entered into a lease arrangement to provide rental tower space to MobileMedia Communications, an affiliate of MobileMedia (the "Master Lease"). The Master Lease provides for an initial 15 year noncancellable term with one five-year renewal period, exercisable at the option of the lessee. Under the Master Lease, MobileMedia Communications secured tower space for its currently existing 683 transmitters on the acquired towers at a monthly rental rate of $1,300 per transmitter or $888,000 per month. The monthly rental rate reflects (i) current pricing available to other customers of the Company for similar equipment configurations, (ii) the request of MobileMedia that the rental rate be fixed and not subject to escalation during the initial lease term, (iii) the ability of MobileMedia Communications to transfer its existing transmitters on the 166 towers to the Company's other towers and (iv) the reservation of space to accommodate the full complement of equipment necessary for the deployment of MobileMedia Communications' two-way paging services.

     In connection with the Master Lease, the Company has also given MobileMedia Communications the right to a defined pricing discount for additional tower space on the Company's tower portfolio, which, MobileMedia Communications may lease in the future as it continues to expand its paging network. The Company believes this favorable pricing arrangement may benefit the Company in two ways. First, the Company is positioned to benefit from additional revenues for new sites required by MobileMedia Communications as its network expands. Second, as MobileMedia Communications continues to rationalize its network, it will need to eliminate redundancy of transmitter systems at certain towers and will therefore need to relocate these transmitters on new towers, many of which may be provided by the Company. The Company believes that this discount arrangement is an incentive for MobileMedia Communications to utilize the Company as a preferred provider of rental tower space for new tower locations it may require in the future.

     The acquired towers had previously only been marketed on a limited basis, despite the fact that they are predominantly either self-supporting or guyed towers capable of supporting multiple tenants. The Company believes these towers are attractively located and therefore highly marketable to a diverse group of additional wireless communications providers. Further, the location of these towers enhances and strengthens the Company's existing portfolio of towers in the Southeastern United States and, with respect to the towers in Southern California and New England, provides the basis for penetrating these new markets. Since the closing of the MobileMedia Acquisition, the Company has already experienced significant interest from potential customers in the towers and has negotiated new leases totaling $305,000 in annualized lease revenue. Additionally, when acquired, the towers had existing third party tenants that generated annual revenue of approximately $2.2 million.

     III. New Tower Construction Strategy

     An additional element of the Company's growth strategy is to selectively construct new towers in and around major markets in which it already has a presence in order to enhance coverage in existing markets. In addition, the Company intends to pursue new build opportunities in order to expand capacity or otherwise improve already existing sites. In both cases, the Company adheres to its own requirements of return on invested capital. The Company does not engage in speculative construction projects or large scale build-to-suit projects. During 1997 and 1998, the Company constructed 22 and 47 towers, respectively. As a result of opportunities generated through its marketing efforts, the Company estimates that it will identify 80 to 100 new tower build opportunities over the next 12 months. As of December 31, 1998, 16 new towers were under construction by the Company and there were in excess of 100 additional tower projects in various stages of development. There are, however, risks associated with new development and tower construction. Because of such barriers, there can be no assurance that the Company's new tower construction strategy will be successful. The elements of the Company's tower build program include the following:

 .    Disciplined Build Selection Criteria.  Through its sales and marketing efforts, the Company seeks to identify suitable tower construction sites based on information obtained from wireless communications providers regarding their network construction plans. The Company carefully evaluates such plans to meet customer requirements, which may result in selling space on an existing tower, acquiring an existing tower, augmenting an existing tower or constructing a new tower. Once such opportunities are identified, the Company acts quickly to select only those opportunities which are financially attractive. Tower construction is only initiated after at least one anchor customer is identified and after the Company has determined, based on market research, that the capital outlay for the construction project would generate returns that exceed the Company's minimum required return on invested capital.

 .    Rapid Construction/Build Implementation.  After identifying an attractive construction opportunity, the Company moves quickly to: (i) secure access to the site by either purchasing or entering into a long-term lease for a parcel of land; (ii) select the appropriate type of tower based on structural capacity needs; (iii) initiate sales and marketing efforts to rent space on the tower; and (iv) complete the necessary steps to obtain zoning approvals and building permits. The Company acquires tower structures from a variety of vendors and oversees the construction of the tower by hired sub-contractors.

Company Strengths

     The Company believes its business is characterized by the following strengths:

 .    Exclusive Focus on Tower Rental Business.   The Company exclusively focuses
     on the rental of wireless communications tower space as opposed to other aspects of the tower industry such as site acquisition services, tower construction services and ancillary services. Furthermore, the Company does not engage in large scale build-to-suit programs, preferring instead to focus on its core acquisition strategy and complimentary selective construction strategy designed to enhance coverage in targeted markets. The Company believes that by focusing on this sector of the tower industry, it can earn the highest risk adjusted return on invested capital.

 .    Disciplined and Efficient Acquirer of Tower Assets.   At December 31, 1998,
     the Company had a network of approximately 801 towers (excluding one tower acquired subsequent to December 31, 1998 and 135 towers to be acquired pursuant to probable acquisitions), geographically clustered in the Southeastern United States as well as 75 towers located in Southern California and New England. The Company's proven acquisition process identifies towers that typically have an established foundation of existing cash flow and are geographically complementary to its existing portfolio. The Company has demonstrated the ability to identify and successfully negotiate the purchase of what it believes to be value enhancing tower acquisitions.

 .    Ability to Successfully Increase Tower Rental Revenue.   The Company's
     aggressive marketing efforts to all major wireless communication providers has resulted in the signing of a significant number of new tenants over the last three years. Additional tenants increase the operating leverage of the Company's portfolio and generally increase the Company's overall cash flow margins. In order to measure the revenue growth performance of acquired towers, the Company tracks the cumulative increase in monthly revenue from towers acquired during different periods.

     In addition to the above strengths, the Company believes that its business will be characterized by the following:

 .    High Cash Flow Margins with Significant Operating Leverage.   The Company's
     towers are fixed-cost assets with minimal variable costs associated with revenue from leasing available space to additional or existing customers, as each customer generally assumes the costs of installation, utilities and equipment maintenance. Accordingly, the Company can generate increasing operating margins when new customers are added, resulting in high incremental free cash flow. For the year ended December 31, 1998, the Company's tower level cash flow margin was 80.7%.

 .    Consolidation Opportunities in a Highly Fragmented Industry.   The tower
     rental industry remains highly fragmented, with few independent operators owning a large number of towers. The pace of consolidation has begun to accelerate, however, as the larger independent operators continue to acquire small local or regional operators and purchase communications sites and related assets from wireless communications carriers. The Company further believes that significant opportunities for growth exist in this current industry environment and that it is well-positioned to continue to be a significant consolidator of towers. Since commencing operations in May 1995 and through December 31, 1998, the Company has successfully completed 210 acquisitions through which it has acquired 799 towers.

 .    Attractive Growth Prospects.   According to industry publications, as of
     December 31, 1997, penetration for wireless services was approximately 21.0% and is projected to grow to 53.0% by 2007. The Company's rental towers provide basic infrastructure components for all major wireless communications services, including cellular, PCS, paging, two-way radio, broadcast television, microwave, wireless data transmission and SMR customers. As a result, the Company believes that it can achieve a level of growth in its tower rental revenue that will in general reflect the growth of its customer base over the next several years.

 .    Stable and Predictable Cash Flow.   The Company believes that it benefits
     from the long-term contract nature of its tower rental business and the predictability and stability of monthly, prepaid and recurring revenue. The Company generally leases space on its towers to wireless communications providers under three- to five-year leases. In addition, many of the Company's leases provide built-in annual rate increases of the greater of a specified percentage (which typically ranges from 3 to 5%) the change for the relevant period in the CPI. Furthermore, because a significant proportion of tower rental revenue is received from customers that are large companies and because towers provide a basic utility-like service (which can be terminated by a tower owner if rent is not paid), the Company generally experiences low levels of bad debt expense. In addition, the Company has a broad representation of wireless communications providers and underlying technologies reflected in its customer base of over 800 customers, which the Company believes enhance the stability and predictability of its cash flow.

 .    Barriers to Entry.   Towers are subject to a variety of federal and local
     regulations that make the construction of towers difficult and increase the time and expense associated with their construction, especially in highly populated or high transmission areas. As a result, the Company believes that in areas where it has established a critical mass of rental tower inventory, construction of alternative towers will be less attractive to others due to the likelihood of lower returns on those towers. Wireless communications providers seeking to construct their own proprietary, limited use towers face continued opposition by municipalities, which are reducing the opportunities for such new towers to be built and supporting the trend toward co-location on rental towers.

 .    Low Customer Churn.   The tower rental industry typically experiences low
     customer churn as a result of the high relocation costs incurred by customers. When customers enter into long-term contracts for tower space, those customers generally make significant capital and network engineering commitments to the related site. The time and costs associated with network reconfiguration and obtaining FCC and municipal or local approval may also discourage customer relocation. The Company believes that the high levels of commitment made by its customers benefit the Company in the form of recurring and highly predictable revenue stream. The Company experienced customer churn of approximately 1.0% per annum for the twelve month period ended December 31, 1998.

Company Operations

     Through its centralized management structure, the Company is designed to be an efficient consolidator and operator of rental towers. This is reflected in the methods and processes that the Company employs in managing its day-to-day operations, including the rapid integration of acquisition, tower construction and sales and marketing data into the Company's proprietary management information systems. This approach ensures that tower management is coordinated across the Company's functional areas and that such information is accurate, timely and easily available. The Company has invested heavily in its information systems and believes that its investments in these areas will accommodate significant additional growth. As the Company seeks to expand its size, it will continue to evaluate the need to supplement its current workforce.

     The key components of the Company's operations include: (i) effective integration of tower assets into the Company's existing portfolio; (ii) ongoing monitoring of the Company's portfolio of tower assets; and (iii) customer sales and support.

     Integration. The pace and level of activity which characterize the Company's acquisition, construction and marketing strategies create certain operational challenges including the efficient integration of the due diligence data and other accounting, legal, regulatory, real estate, engineering and lease information. In response to these challenges, two years ago the Company committed substantial resources to the development of its proprietary management information systems to accommodate the Company's overall acquisition, construction and marketing strategies. As a result, the Company has developed the capability to rapidly integrate new acquisitions and tower construction activity and initiate sales and marketing efforts immediately upon closing or completion.

     Ongoing Monitoring. The Company's operations personnel perform routine, ongoing monitoring to ensure the maintenance of accurate data with regard to the Company's tower inventory. Such inventory management includes radio frequency audits and regulatory compliance. The Company seeks to maintain accurate information with regard to customers' equipment that is installed on its towers. The Company believes that this area is overlooked by many rental tower owners, resulting in erroneous information about the availability of tower space and certain existing customers using more capacity than is reflected in their lease. To minimize such errors, the Company conducts radio frequency audits and matches each customer's equipment (which includes base stations, frequencies, coaxial lines and antennas) to those allowed under the customer's lease. Discrepancies are identified and customers are informed of required modifications to the lease terms in order to provide for additional rent. In addition, the Company utilizes this information to facilitate future capacity calculations and predict where and when capital expenditures may be required to provide additional space to new customers. Regulatory compliance and respect for the needs of the communities in which the Company operates are essential to the Company as well as to its customers. Operations personnel ensure that all sites are in compliance with all Federal Aviation Administration ("FAA") and FCC regulations and other local requirements. Regulatory data is integrated into the Company's management information systems and is provided to current and potential customers as part of equipment installation support efforts.

     Customer Sales and Support. The Company's customer sales support group is dedicated to responding to the needs of current and potential customers. Support is offered to customers in connection with assessing a selected tower's capacity, determining the potential for radio frequency interference from new equipment and providing required documentation as to ownership and other property issues. This service function seeks to facilitate the customer's decision to initiate installation on the Company's tower and, the Company believes, has enhanced the Company's reputation as a full-service and responsive provider of rental tower space.

Customers and Customer Leases

     As of December 31, 1998, the Company had over 4,200 separate tower space leases. The Company has a diversified base of over 800 customers. MobileMedia Communications and certain of its affiliates and Southern Communications and certain of its affiliates would have accounted for approximately 24% and 11% of the Company's revenues, respectively, for the year ended December 31, 1998 on a run rate basis.

     The Company has a diverse mix of customers representing the various technologies and segments of the wireless communications industry. As a result, the Company believes it is not dependent on any one segment of the wireless communications industry for future revenue growth. The following is a summary of the Company's Annualized Run Rate Revenue by customer type and approximate percentage of revenue derived therefrom as of December 31, 1998:

                                                                      Percentage
Customer Type                                                             of
-------------------                                                     Revenue
                                                                     -----------
     Paging...........................................................    43
     SMR..............................................................    18
     2-Way Services...................................................    14
     PCS..............................................................    11
     Cellular.........................................................     5
     Broadcasting.....................................................     4
     Government.......................................................     4
     Data.............................................................     1
                                                                         ---
                 Total................................................   100%
                                                                         ===


     In connection with the Southern Towers Acquisition, the Company and Southern Communications entered into leases providing that Southern Communications or one of its affiliates would be a customer on each of the 201 towers acquired. Under the Southern Communications Leases, Southern Communications and its affiliates pay annual initial aggregate rents of $5.5 million. The leases have initial terms of ten years with five optional renewal periods of five years each exercisable at the customer's option on the same terms as the original leases. Southern Communications has also indicated a desire to lease space on these towers in addition to the space covered by the leases referred to above. The Company also entered into a 10 year option agreement with Southern Communications whereby Southern Communications may require the Company to use commercially reasonable efforts to supply, acquire or construct an additional 80 sites within Alabama, Florida, Georgia or Mississippi at locations designated by Southern Communications, for rental of sites thereon by Southern Communications or its affiliates. Any of these additional sites would be rented under the same terms as the original leases of the 201 towers described above.

     In connection with the MobileMedia Acquisition, the Company entered into the Master Lease with affiliates of MobileMedia leasing the "site spaces" at the towers that were previously utilized by MobileMedia and its affiliates for the installation and operation of transmitter systems. The Master Lease has a 15 year term with one five-year renewal term exercisable at the option of the lessee. Rent under the Master Lease during the initial 15 year term is $1,300 per month per site space. During the renewal term, rent will be determined based on then existing market rental rates.

Competition

     The markets in which the Company operates are highly competitive. The Company competes with wireless communications providers who own and operate their own tower networks, site development companies which acquire space on existing towers, rooftops and other sites, other independent tower companies and traditional local independent tower operators. Wireless communications providers who own and operate their own tower networks generally are larger and have greater financial resources than the Company. The Company believes that tower location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. The Company believes that competition for tower acquisitions will increase and that additional competitors will enter the tower rental market, some of which may have greater financial resources than the Company.

Regulatory Matters

     Federal Regulations. Both the FCC and FAA promulgate regulations relative to towers used for wireless communications. Such regulations primarily relate to the siting, lighting and marking of towers. Most proposed antenna structures that are higher than 200 feet above ground level or that may interfere with the flight path of a nearby airport must be studied by the FAA and registered with the FCC. Upon notification to the FAA of a potential new tower or a proposed change in the height or location of certain existing towers, the FAA assigns a number to and conducts an aeronautical study. Upon the finding that a proposed tower, new or modified, does not constitute a hazard to air navigation, the FAA will require certain painting and lighting requirements to be met to maximize the visibility of the tower. All towers subject to the FAA notification process must be registered by the tower owner with the FCC. At FCC registration, the FCC generally requires the painting and lighting requirements of the FAA to be met. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. The FCC enforces the tower painting and lighting requirements. Failure to maintain applicable requirements may lead to civil liabilities. Wireless communications devices operating on towers are separately regulated by the FCC and independently licensed based upon the particular frequency used.

     The Telecommunications Act of 1996 (the "Telecom Act") amended the Communications Act of 1934 to prevent the FCC preemption of local and state land use decisions and preserves the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers, except in limited circumstances. The Telecom Act prohibits any action that would (i) discriminate between different wireless communications providers or (ii) ban altogether the construction, modification or placement of radio communications towers. The Telecom Act requires the federal government to establish procedures to make available on a fair, reasonable and nondiscriminatory basis property rights-of-way and easements under federal control for the placement of new telecommunications services. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

     All towers must comply with the National Environmental Policy Act of 1969 as well as other federal environmental statutes. The FCC's environmental rules place responsibility on each applicant to investigate any potential environmental effect of tower placement and operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have significant environmental impact based on the standards the FCC has developed, the

FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site.

     Local Regulations.   Local regulations include city, county and other local
ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials prior to tower construction.

     Environmental Regulation. In addition to the FCC's environmental regulations, the Company is subject to various other federal, state and local health, safety and environmental laws and regulations. The current cost of complying with those laws is not material to the Company's financial condition or results of operations.

Employees

     As of December 31, 1998, the Company had approximately 108 full-time employees, of which 78 work in the Company's Sarasota, Florida headquarters office. None of the Company's employees are unionized, and the Company considers its relationship with its employees to be good.

REIT Status

     The Company has elected, and intends to continue to elect, to be treated as a Real Estate Investment Trust ("REIT") under Sections 856-860 of the Internal Revenue Code (the "Code"). A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, the Company is required for each taxable year to satisfy certain requirements pertaining to organization, sources of income, distributions and asset ownership, among others. Among the numerous requirements which must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must: (i) distribute to stockholders 95% of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders; (ii) maintain at least 75% of the value of the Company's total assets in real estate assets (generally real property and interests therein), cash, cash items and government securities; (iii) derive at least 75% of its gross income from investments in real property or mortgages on real property; and (iv) derive at least 95% of its gross income from real property investments described in (iii) and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income. Income tax regulations provide that the term "real property" for the foregoing requirements means land or improvements thereon, such as buildings or other inherently permanent structures thereon, including items which are structural components of such buildings or structures. The Internal Revenue Service has ruled in a revenue ruling that transmitting and receiving communications towers built upon pilings or foundations similar to those of the Company as well as ancillary buildings, heating and air conditioning systems and fencing constitutes inherently permanent structures and are therefore real estate assets.

ITEM 2. PROPERTIES

     The Company both owns and leases the real property upon which its towers are located. As of December 31, 1998, the Company owned 542 towers on parcels of real estate that are leased and 302 towers on parcels of real estate that are owned. Additionally, the Company currently manages 32 tower sites.

     The following is a summary of the Company's sites by state, as of December 31, 1998:

                                             Number of     Number of   Total Number
                                               Tower         Tower          of
    State                                   Sites Leased  Sites Owned  Tower Sites*
    -----                                   ------------  -----------  -------------
    Florida....................................  92           71           181
    Georgia....................................  67           80           147
    Alabama....................................  81           31           113
    Louisiana..................................  60           15            75
    Tennessee..................................  32           25            68
    Mississippi................................  42           15            58
    North Carolina.............................  39           12            51
    California.................................  29           12            41
    Texas......................................  20           12            32
    South Carolina.............................  18            9            27
    Virginia...................................  17            2            19
    Maryland...................................  13            0            13
    New Hampshire..............................   3            6             9
    Washington.................................   8            0             8
    New York...................................   2            4             7
    Arkansas...................................   4            2             6
    Rhode Island...............................   1            4             5
    Maine......................................   2            1             3
    Ohio.......................................   2            0             2
    Connecticut................................   2            0             2
    New Mexico.................................   2            0             2
    Massachusetts..............................   2            0             2
    Wisconsin..................................   1            0             1
    Michigan...................................   1            0             1
    New Jersey.................................   0            1             1
    Delaware...................................   1            0             1
                                                ---          ---           ---
              Total............................ 542          302           876
                                                ===          ===           ===

* Includes 32 tower sites managed by the Company.

     The Company believes it has effectively executed its strategy to accumulate clusters of towers in designated market areas especially with respect to certain urban areas within its targeted region. For example, as of December 31, 1998, the Company had 39 towers in the Orlando, Florida market, 38 towers in the Atlanta, Georgia market, 46 towers in the Birmingham, Alabama market, 37 towers in the Tampa/Sarasota, Florida market and 28 towers in the New Orleans, Louisiana market.

     In rural areas, a tower site typically consists of a three to five acre tract that supports the tower, equipment shelter and guy wires that stabilize the tower. Less than 2,500 square feet are needed for a self-supporting tower that is typically used in metropolitan areas. Leases generally have 10 to 25 year terms, with options for the Company to renew the leases for an average of approximately 10 years. Pursuant to the Senior Credit Facility (as defined herein), the senior lenders have liens on, among other things, tenant leases, equipment, inventory and interests in all real property of the Company on which towers are located or which constitute a tower.

     A significant portion of the ground leases assumed in connection with the MobileMedia Acquisition are subject to renewal within the next five years. In the event that the Company is not satisfied with the renewal terms with respect to such leases, the Company has the right to put back these properties to MobileMedia and MobileMedia will still be obligated to pay its rent on these properties. The Company may incur significant additional operating expenses in connection with the renewal of such leases. There can be no assurances regarding the extent of such increases or whether such increases could have an adverse effect on the Company's results of operations.

     The Company leases its corporate headquarters in Sarasota, Florida. The aggregate square footage of office space under this lease is approximately 14,000. The lease term ends on September 30, 2000, and rent paid by the Company for its headquarters was approximately $207,000 in 1998. The Company believes that its facilities are adequate for its short-term needs and does not expect difficulty replacing such facilities or locating additional facilities, if needed.

ITEM 3. LEGAL PROCEEDINGS

     The Company is from time to time involved in ordinary litigation incidental to the conduct of its business. The Company believes that none of its pending litigation will have a material adverse effect on the Company's business, financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     There is currently no market for the Common Stock. The Company's Common Stock has been approved for quotation on the Nasdaq National Market under the symbol "BIGT".

     In order to qualify as a REIT for federal income tax purposes, among other things, the Company must make distributions each taxable year (not including any return of capital for federal income tax purposes) equal to at least 95% of its real estate investment trust taxable income, although the Board of Directors, in its discretion, may increase that percentage as it deems appropriate. The declaration of distributions is within the discretion of the Board of Directors and depends upon the Company's cash available for distribution, current and project cash requirements, tax considerations and other factors.

     The Company intends to make distributions to holders of the Common Stock only in the minimum amount necessary to satisfy the REIT distribution requirements necessary to maintain REIT status and intends to retain available cash in excess of such amount for future operation and expansion of the Company's business. In this regard, the Company does not expect for the foreseeable future that it will have real estate investment trust taxable income which will be required to be distributed in order to maintain its REIT status. Any determination to declare or pay dividends in the future will be at the discretion of the Company's Board of Directors and will depend on the Company's results of operations, financial condition and any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by the Board of Directors. The Senior Credit Facility, Indenture (as defined herein), and the certificate of designations governing the Company's Exchangeable Preferred Stock currently limit the ability of the Company to make cash distributions, in each case except for such distributions necessary to maintain its REIT status.

     As of February 16th, 1999, there were approximately 120 stockholders of record.

     The securities issued or sold by the Company since May 1995, the date of inception, which were not registered under the Securities Act of 1933, as amended (the "Securities Act") are listed below:

          (i) Pursuant to the Stockholders Agreement (as defined herein), since December 31, 1995, the Company has issued to ABRY Broadcast Partners II, L.P. ("ABRY II") 200,000 shares of Class A Common Stock and 172,266 shares of Class E Common Stock. 35,000 shares of the Class A common Stock were issued in exchange for shares of Pinnacle Towers Inc. that were held by ABRY II and the remaining shares were issued in exchange for capital contributions made by ABRY II to the Company at a rate of 1 share per each $100 contribution. Additionally, a total of 12,000 shares of Class B Common Stock and a total of 31,000 shares of Class D Common Stock were issued to the Company's founders in exchange for all of the capital stock of Pinnacle Towers Inc. held by them. Furthermore, 2,500 shares of Class A Common Stock were issued to the REIT investors for $100 per share.

          (ii) From February 16, 1996 through June 25, 1997, the Company issues 19,000 shares of Class D Common Stock to certain employees of the Company as compensation pursuant to their employee subscription agreements. Pursuant to his subscription agreement, Mr. Day also purchased 500 shares of Class B Common Stock for $100 per share.

          (iii) On April 20, 1997, the Company sold 2,500 shares of Class E Common Stock to James Dell'Apa for consideration of $100 per share.

          (iv) On March 17, 1998, the Company issued $325,000,000 in principal amount of its 10% Senior Discount Notes due 2008 (the "Senior Discount Notes"), pursuant to a Purchase Agreement dated as of March 17, 1998, between the Company and the initial purchasers thereof. The initial purchasers subsequently resold the Senior Discount Notes to (a) "qualified institutional buyers" (in reliance on Rule 144A under the Securities Act) and (b) non-U.S. persons outside the United States (in reliance on Regulation S under the Securities Act). In connection with the issuance and sale of the Senior Discount Notes, the Company and the initial purchasers entered into a registration rights agreement pursuant to which the Company agreed to use its best efforts to cause a registration statement to become effective under the Securities Act with respect to the exchange by the Company of new notes for the outstanding Senior Discount Notes. The form and terms of the new notes are the same as the form and terms of the Senior Discount Notes in all material respects. The Company filed a registration statement on Form S-4 that became effective, as amended, on March 17, 1998.

          (v) On September 3, 1998, the Company sold 30,000 shares of the Company's Series A senior preferred stock (the "Senior Preferred Stock") and warrants to purchase up to 3,432 shares of Class F Common Stock to New York Life Insurance Company for an aggregate purchase price of $30.0 million.

          (vi) On September 3, 1998, the Company sold 32.5 shares of the Company's Series B junior preferred stock (the "Junior Preferred Stock") to ABRY/Pinnacle, Inc., an affiliate of ABRY II, for an aggregate purchase price of $32.5 million.

          (vii) On December 16, 1998, the Company sold 26.2 shares of the Junior Preferred Stock to ABRY/Pinnacle, Inc. for an aggregate purchase price of $26.2 million.

     The shares of capital stock issued in the above transactions were offered and sold in reliance upon the exemption from registration under Section 4(2) as transactions by an issuer not involving any public offering. The recipients of securities in each such transaction represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any such transaction. All recipients had adequate access, through their relationship with the Company to information about the Company.

                SELECTED HISTORICAL CONSOLIDATED FINANCIAL DATA

ITEM 6. SELECTED FINANCIAL DATA

  The following selected historical consolidated financial data for the period of inception (May 3, 1995) through December 31, 1995 and for each of the three years ended December 31, 1996, 1997 and 1998 were derived from consolidated historical financial statements of the Company, including the related notes thereto, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. The selected historical consolidated financial information should be read in conjunction with and are qualified in their entirety by, the information contained in the consolidated audited financial statements of the Company and the related notes thereto, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Unaudited Pro Forma Financial Data" included elsewhere herein.

                            Period from
                             inception
                           (May 3, 1995)
                              through           Years Ended December 31,
                           December 31,  --------------------------------------
                               1995          1996         1997         1998
                           ------------- ------------ ------------ ------------
                                 (in thousands, except per share amounts)
Statement of Operations
 Data:
Tower rental revenue.....     $  733       $ 4,842      $12,881      $ 32,019
Tower operating expenses,
 excluding depreciation
 and amortization........        181         1,135        2,633         6,166
                              ------       -------      -------      --------
Gross profit, excluding
 depreciation and
 amortization............        552         3,707       10,248        25,853
Other expenses:
 General and
  administrative (a).....        306           916        1,367         4,175
 Corporate
  development (a)........        369         1,421        3,723         6,382
 State franchise, excise
  and minimum taxes......        --             26           67           686
 Depreciation............        282         2,041        6,335        22,513
                              ------       -------      -------      --------
Loss from operations.....       (405)         (697)      (1,244)       (7,903)
Interest expense.........        181         1,155        6,925        12,300
Amortization of original
 issue discount and debt
 issuance costs .........         59           164          292        16,427
                              ------       -------      -------      --------
Loss before extraordinary
 item....................       (645)       (2,016)      (8,461)      (36,630)
Extraordinary loss from
 extinguishment of debt..        --            --           --          5,641
                              ------       -------      -------      --------
Net loss.................       (645)        2,016       (8,461)      (42,271)
                              ======       =======      =======      ========
Dividends and accretion
 on Preferred Stock......        --            --           --          3,094
                              ------       -------      -------      --------
Loss attributable to
 Common Stock............     $ (645)      $(2,016)     $(8,461)     $(45,365)
                              ======       =======      =======      ========
Basic loss per Common
 Share:
 Loss before
  extraordinary item.....     $(6.31)      $ (8.10)     $(27.28)     $ (94.95)
 Extraordinary item......        --            --           --         (13.48)
                              ------       -------      -------      --------
 Net loss................     $(6.31)      $ (8.10)     $(27.28)     $(108.43)
                              ======       =======      =======      ========
Weighted average number
 of shares of Common
 Stock...................        102           249          310           418
Other Operating Data:
Tower Level Cash Flow
 (b).....................     $  552       $ 3,707      $10,248      $ 25,853
Tower Level Cash Flow
 Margin (c)..............       75.3%         76.6%        79.6%         80.7%
Adjusted EBITDA (b)......     $  246       $ 2,791      $ 8,881      $ 21,678
Adjusted EBITDA Margin
 (c).....................       33.6%         57.6%        68.9%         67.7%
EBITDA (b)...............     $ (123)      $ 1,344      $ 5,091      $ 14,610
EBITDA Margin (c)........        --           27.8%        39.5%         45.6%
Number of Towers:
 Beginning of period.....          0            33          156           312
 Towers acquired during
  the period.............         29           119          134           517
 Towers constructed
  during the period......          4             4           22            47
 End of period...........         33           156          312           876

                                                 December 31,
                                       ------------------------------------
                                        1995     1996      1997      1998
                                       -------  -------  --------  --------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents.............      31  $    47  $  1,694  $ 13,801
Tower assets, net.....................  11,551   48,327   127,946   473,942
Total assets..........................  14,573   55,566   143,178   516,148
Total debt............................   6,124   30,422   120,582   433,218
Redeemable stock:
 Series A senior preferred stock......     --       --        --     29,882
 Class B common stock.................   1,200    1,200     1,761     1,761
 Class D common stock.................     --       --        --
Series B junior preferred stock.......     --       --        --     59,929
Common stock..........................     --       --        --        --
Additional paid-in capital............   7,051   24,881    25,876    33,137
Stock subscription receivable.........    (180)     --        --        --
Common stock warrants.................     --       --        --      1,000
Accumulated deficit...................    (645)  (2,661)  (11,123)  (53,394)
                                       -------  -------  --------  --------
Stockholders' equity..................   6,226   22,220    14,753    40,672

--------
(a) "General and administrative" expenses represent those costs directly related to the day-to-day management and operation of towers owned by the Company. "Corporate development" expenses represent costs incurred in connection with acquisitions and development of new business initiatives, consisting primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing towers.

(b) "Tower Level Cash Flow" is defined as tower rental revenue minus tower operating expenses, excluding depreciation and amortization. "Adjusted EBITDA" represents loss from operations before depreciation, amortization, corporate development expenses and state franchise, excise and minimum taxes. "EBITDA" represents loss from operations before depreciation and amortization not including the effect of accretion and accrued dividends on Existing Preferred Stock. The Company has included Tower Level Cash Flow, Adjusted EBITDA and EBITDA in Other Operating Data because the Company believes such information may be useful to certain investors in evaluating the Company's ability to service its debt. Tower Level Cash Flow, Adjusted EBITDA and EBITDA should not be considered as an alternative to Gross Profit, net loss or net cash provided by operating activities (or any other measure of performance in accordance with generally accepted accounting principles) as a measure of the Company's ability to meet its cash needs or as an indication of the Company's operating performance. Moreover, Tower Level Cash Flow, Adjusted EBITDA and EBITDA are standardized measures and may be calculated in a number of ways. Accordingly, the Tower Level Cash Flow, Adjusted EBITDA and EBITDA information provided may not be comparable to other similarly titled measures provided by other companies.
(c) Represents Tower Level Cash Flow, Adjusted EBITDA and EBITDA each as a percentage of tower rental revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

   The following is a discussion of the financial condition and results of operations of the Company for each of the three years ended December 31, 1996, 1997 and 1998. The discussion should be read in conjunction with the Financial Statements of the Company and the notes thereto included in this Form 10-K. The statements in this discussion regarding the wireless communications industry, the Company's expectations regarding its future performance and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements include numerous risks and uncertainties.

Overview

   The Company acquires and constructs rental towers and leases space on such towers to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. The Company's objective is to acquire or construct clusters of rental towers in areas where there is significant existing and expected continued growth in the demand for rental towers by wireless communications providers. The Company seeks to obtain a significant ownership position of tower assets in its targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks.

   The Company's growth has come primarily from the acquisition and construction of towers. The Company's business strategy focuses on aggressively pursuing tower acquisitions and selectively constructing towers in areas that complement the Company's existing base of rental towers and the expansion into additional high growth wireless communications markets. Since commencing operations in May 1995, the Company has completed acquisitions and builds as follows:


                                                   Year Ended December 31,
                                                   1996  1997  1998  Total(1)
                                                   ----  ----  ----  --------
Number of towers acquired.....................      119   134   517    799
Number of towers built........................        4    22    47     77
                                                   ----  ----  ----    ---
Number of towers acquired or built during the       123   156   564    876
 period.......................................     ====  ====  ====    ===
Number of acquisition transactions completed..       49    72    82    210
--------------
(1) Included in the number of towers acquired are 32 tower sites that the Company manages.

   As of December 31, 1998, the Company also had 16 towers under construction and 100 additional tower projects in various stages of development. Subsequent to December 31, 1998 and prior to January 18, 1999, the Company acquired an additional tower. As of January 18, 1999, the Company had agreements or letters of intent to acquire 135 towers. In addition, the Company has identified numerous additional acquisition candidates. The Company expects that internal growth related to completed acquisitions and the business potential of pending acquisitions will have a material impact on future revenues and EBITDA.

   The Company believes that significant opportunities for growth exist by maximizing the use of existing and future towers. Because the costs of operating a site are largely fixed, increasing tower utilization significantly improves tower operating margins. The Company believes that "same tower" revenue growth on towers

(measured by comparing the Annualized Run Rate Revenue of the Company's towers at the end of a period to the Annualized Run Rate Revenue for the same towers at the end of a prior period), is a meaningful indicator of the quality of the Company's towers and its ability to generate incremental revenue on such towers.

   The Company has generated net losses since inception and at December 31, 1998, had an accumulated deficit totalling $53.4 million. Due to the nature of the Company's business (the leasing of cash-generating assets) and the Company's plans to continue to grow the business, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, the Company expects to continue to generate losses for the foreseeable future.

   The Company's Annualized Run Rate Revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. The Company believes that growth in its Annualized Run Rate Revenue is a meaningful indicator of its performance. As of December 31, 1998, the Company's Annualized Run Rate Revenue was $44.7 million.

Results of Operations

   The following table sets forth, for the periods indicated, each statement of operations item as a percentage of total tower rental revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with the Company's consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

                                                    Year Ended December 31,
                                                ------------------------------
                                                  1996       1997      1998
                                                ---------  --------  ---------
Statement of Operations Data:
   Tower rental revenue.......................    100.0%    100.0%     100.0%
   Tower operating expenses, excluding             23.4      20.4       19.3
    depreciation and amortization.............
   Gross profit...............................     76.6      79.6       80.7
Expenses:
   General and administrative.................     18.9      10.6       13.0
   Corporate development......................     29.3      28.9       19.9
   State franchise, excise and minimum taxes..      0.5       0.5        2.1
   Depreciation...............................     42.2      49.2       70.3
Loss from operations..........................    (14.3)     (9.6)     (24.6)
Interest expense..............................     23.9      53.8       38.4
Amortization of original issue discount.......      3.4       2.3       51.3
Extraordinary item............................        -         -       17.6
Net loss......................................    (41.6%)   (65.7%)   (114.3%)

   1998 Compared to 1997

   Tower rental revenue increased 148.6% to $32.0 million in 1998 from $12.9 million in 1997. This increase is attributable to the acquisition and construction of 564 towers during the twelve month period ended December 31, 1998. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

   Tower operating expenses, excluding depreciation and amortization, which consist primarily of costs relating to the ongoing maintenance of properties such as air conditioning and grounds maintenance, ground lease expense, utilities, property taxes and other direct costs of tower operation, increased 134.2% to $6.2 million in 1998 from $2.6 million in 1997. This increase is consistent with the purchase and construction of towers as discussed above.

   General and administrative expenses, which are expenses associated with supporting the Company's day-to-day management of its existing properties and primarily consist of employee compensation and related benefits costs, advertising, professional and consulting fees, office rent and related expenses and travel costs as a percentage of revenue, increased to 13.0% of revenue in 1998 from 10.6% in 1997. This increase resulted from increases in staffing related to the Company becoming a public registrant and related increases in professional fees and travel costs, increased levels of advertising and marketing expenditures in connection with attracting new tenants to the Company's towers and increases in rent and related costs.

   Corporate development expenses, which represent costs incurred in connection with acquisitions and construction of new towers, increased 71.4% to $6.4 million in 1998 from $3.7 million in 1997. The increase in corporate development expenses reflects the higher costs associated with the Company's expansion of its acquisition and construction strategies. Corporate development expenses decreased as a percentage of tower rental revenue to 19.9% in 1998 from 28.9% in 1997 because of the incremental increase in tower rental revenue from the comparative period in 1997 and economies of scale resulting from such growth.

   State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions increased to $0.7 million in 1998 from $0.1 million in 1997. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1998 is primarily attributable to the Company's significant expansion of its geographic region primarily through acquisitions.

   Interest expense, net of amortization of original issue discount, increased 77.6% to $12.3 million in 1998 from $6.9 million in 1997. The increase in interest expense was attributable to increased borrowing associated with the Company's acquisitions during the period.

  During 1998 the Company significantly amended its Senior Credit Facility to provide up to $250 million of financing, $200 million of which is accessible by the Company for borrowings. Additionally, certain financial covenants were modified. As a result of this significant modification, a write-off of the previously deferred debt issue costs of $5.6 million is reflected in the financial statements as an extraordinary item.

   1997 Compared to 1996

   Tower rental revenue increased 166.0% to $12.9 million in 1997 from $4.8 million in 1996. This increase is primarily attributable to the acquisition and construction of 156 towers during 1997 and, to a lesser extent, expanded marketing efforts to increase the number of customers per tower as well as regular, contractual price escalations for existing customers.

   Tower operating expenses, excluding depreciation and amortization, increased 131.9% to $2.6 million in 1997 from $1.1 million in 1996 due primarily to the addition of 156 towers during the year. However, tower operating expenses, excluding depreciation and amortization, decreased as a percentage of tower rental revenue to 20.4% in 1997 from 23.4% in 1996, reflecting operating efficiencies gained on existing towers as well as on new towers acquired or constructed.

   General and administrative expenses increased 49.2% to $1.4 million in 1997 from $0.9 million in 1996. General and administrative costs decreased as a percentage of tower rental revenue to 10.6% in 1997 from 18.9% in 1996 because of lower overhead costs as a percentage of tower rental revenue.

   Corporate development expenses increased 162.0% to $3.7 million in 1997 from $1.4 million in 1996. The increase in corporate development expenses reflects the Company's expansion of its acquisition and construction strategies. Corporate development expenses remained relatively constant as a percentage of tower rental revenue at 28.9% in 1997 compared to 29.3% in 1996.

   Interest expense increased 499.6% to $6.9 million in 1997 from $1.2 million in 1996. The increase in interest expense was attributable to increased borrowing levels associated with the Company's acquisitions during the period.

Liquidity and Capital Resources

   The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its Senior Discount Notes (the "Senior Notes Offering"). The Company had a working capital deficit of $9.3 million (inclusive of a $15.0 million loan from ABRY II (the "ABRY Bridge Loan")), $12.8 million and $1.5 million as of December 31, 1998, 1997 and 1996, respectively. Excluding the current portion of long-term debt, current assets exceeded current liabilities by $6.4 million as of December 31, 1998. Excluding the current portion of long-term debt, current liabilities exceeded current assets by $1.7 million and $0.8 million as of December 31, 1997 and 1996, respectively. The Company's ratio of total debt to stockholders' equity was 10.7 to 1.0 at December 31, 1998, 8.2 to 1.0 at December 31, 1997 and
1.4 to 1.0 as of December 31, 1996.

   The Company has entered into a senior credit facility with NationsBank, N.A. and certain other lenders (the "Senior Credit Facility") that provides the Company a revolving line of credit for borrowings of up to $250 million, of which $200 million is currently committed. The Company may make borrowings and repayments until December 31, 2005. Beginning March 31, 2000, the availability under the revolving line of credit starts decreasing by specified amounts on a quarterly basis until December 31, 2005 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of
up to 2.0% or the 90-day LIBOR plus a margin of up to 3.0%.   As of December 31,
1998, outstanding borrowings under the Senior Credit Facility were approximately $182.5 million. Advances under the Senior Credit Facility have been used primarily to fund acquisitions and construction of towers.

   The principal stockholders of the Company (ABRY II, and Messrs. Wolsey, Dell'Apa and Day) are parties to a Subscription and Stockholders Agreement, dated as of May 16, 1996, as amended (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million. As of December 31, 1998, ABRY II had contributed $37.2 million and had guaranteed an additional $3.9 million of other debt under the aggregate $50.0 million capital contribution commitment. Such capital contribution commitment will terminate upon the closing of the IPO. Additionally, as of December 31, 1998, ABRY II or an affiliate had contributed separately $47.5 million to the Company, including $15.0 million outstanding under the ABRY Bridge Loan and $58.7 million of Junior Preferred Stock. The ABRY Bridge Loan will be paid in full and retired with proceeds from the IPO.

   The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $19.8 million at December 31, 1998.

   In March 1998, the Company completed its Senior Notes Offering. The Company received net proceeds of approximately $192.8 million from the Senior Notes Offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an indenture (the "Indenture') and will mature on March 15, 2008. Until March 15, 2003, the Company's interest expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require annual cash interest payments of $32.5 million.

   In September 1998, in order to finance the MobileMedia Acquisition, the Company sold two newly issued series of Preferred Stock, the Senior Preferred Stock with a liquidation preference of $30.0 million and the Junior Preferred Stock with a liquidation preference of $32.5 million. Included in the sale of the Senior Preferred Stock were warrants to purchase approximately .75% of the Company's outstanding common stock.

The warrants will be cancelled upon the redemption of the Senior Preferred Stock. ABRY/Pinnacle, Inc., an affiliate of ABRY II, purchased the Junior Preferred Stock. In addition to the proceeds from the above sales, the MobileMedia Acquisition was funded with the ABRY Bridge Loan and borrowings under the Senior Credit Facility. In December 1998, the Company issued $26.2 million of additional Junior Preferred Stock to ABRY/Pinnacle, Inc. The proceeds from the sale of the Junior Preferred Stock were used to fund tower acquisitions and pay operating costs. The Junior Preferred Stock currently has a liquidation preference of $60.4 million. The Senior Preferred Stock and the Junior Preferred Stock are entitled to receive dividends, payable quarterly, at a current rate of 14% per annum. The Senior Preferred Stock and the Junior Preferred Stock are redeemable, at the option of the Company, in whole (but not in part), at any time at a redemption price equal to the aggregate liquidation preference thereof, plus all accumulated but unpaid dividends to the date of redemption.

   Capital expenditures, including acquisitions, were $42.8 million, $89.4 million and $373.6 million for the periods ended December 31, 1996, 1997 and 1998, respectively, and related primarily to acquisitions.

   The Company is currently seeking to fund certain of its liquidity needs with proceeds from the initial public offering and sale of its Common Stock (the "IPO"). The Company intends to use the net proceeds of the IPO, assuming an initial public offering price of $15.00 per share, as follows: (i) approximately $31.4 million to redeem the outstanding shares of the Senior Preferred Stock; (ii) approximately $60.4 million to redeem the outstanding shares of the Junior Preferred Stock; (iii) approximately $15.7 million, including accrued interest, to repay in full and retire the ABRY Bridge Loan;
(iv) approximately $43.7 million of preferential amounts and yields to certain stockholders; and (v) approximately $129.3 million to repay outstanding borrowings under the Senior Credit Facility.

   The Company believes that cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. To the extent that the Company pursues additional acquisitions, construction activity and other capital expenditures requiring funding in excess of available IPO proceeds and funds available under its Senior Credit Facility, the Company will be required to obtain additional financing. There can be no assurance that such financing will be commercially available through an increased commitment under the Senior Credit Facility or otherwise or be permitted by the terms of the Company's existing indebtedness. To the extent that the Company is unable to finance future capital expenditures, it may not be able to achieve its current business strategy.

Inflation

   Because of the relatively low levels of inflation experienced in 1996, 1997 and 1998, inflation did not have a significant effect on the Company's results in such years.

Year 2000

   The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1996, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company completed the modifications and testing of its information systems and is Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operation. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

   The Year 2000 is not expected to have a material impact on the Company's current information systems as a result of the steps already completed to make the Company's systems Year 2000 compliant. Based on the nature of the Company's business, the Company anticipates it is not likely to experience material business interruption due to the impact of Year 2000 compliance on its customers and vendors. As a result, the Company does not anticipate that incremental expenditures to address Year 2000 compliance will be material to the Company's liquidity, financial position or results of operations prior to the Year 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company is exposed to certain market risks inherent in the Company's financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to the Company's acquisitions of related businesses. The Company is subject to interest rate risk on its existing Senior Credit Facility and any future financing requirements. The Company's fixed rate debt consists primarily of outstanding balances on its Senior Discount Notes and notes payable to former tower owners and its variable rate debt relates to borrowings under its Senior Credit Facility. See "-Liquidity and Capital Resources".

   The following table represents the future principal payment obligations and weighted-average interest rates associated with the Company's existing long-term debt instruments assuming the Company's actual level of long-term indebtedness of $398,408,000 under the Senior Discount Notes and the Senior Credit Facility as of December 31, 1998:

                                                        Expected Maturity Date
                                 1999        2000         2001         2002        2003       Thereafter
                                -------  -----------  -----------  -----------  -----------  ------------
Liabilities
Long-term Debt
 Fixed Rate
  (10.00%)                         --            --            --           --           --  $325,000,000
 Variable Rate
  (Weighted Average Interest
   Rate of 8.58%).............     --    $18,245,000  $27,367,500  $36,490,000  $36,490,000  $ 63,857,500



   The Company's primary market risk exposure relates to (i) the interest rate risk on long-term and short-term borrowings, (ii) its ability to refinance its Senior Discount Notes at maturity at market rates, (iii) the impact of interest rate movements on its ability to meet interest expense requirements and exceed financial covenants and (iv) the impact of interest rate movements on the Company's ability to obtain adequate financing to fund future acquisitions. The Company manages interest rate risk on its outstanding long-term and short-term debt through its use of fixed and variable rate debt. While the Company can not predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management continues to evaluate its financial position on an ongoing basis.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

              Report of Independent Certified Public Accountants

To the Board of Directors and Stockholders of Pinnacle Holdings Inc.

  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of Pinnacle Holdings Inc. and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Tampa, Florida

January 11, 1999

                             PINNACLE HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

                                                    December 31,  December 31,
                                                        1997          1998
                                                    ------------  ------------
                      Assets
Current assets:
  Cash and cash equivalents.......................  $  1,693,923  $ 13,801,190
  Accounts receivable, less allowance for doubtful
   accounts
   of $70,000 and $125,000, respectively..........     1,577,575     1,679,390
  Prepaid expenses and other current assets.......     1,037,447     1,432,428
                                                    ------------  ------------
   Total current assets...........................     4,308,945    16,913,008
Restricted cash...................................        59,822           --
Tower assets, net of accumulated depreciation of
 $8,278,524 and $28,964,462, respectively.........   127,946,070   473,942,309
Fixed assets, net.................................     1,495,121     2,476,666
Land..............................................     6,850,951    14,613,365
Deferred debt issue costs, net of accumulated
 amortization of $514,898 and $6,765,601,
 respectively.....................................     1,871,242     6,686,683
Other assets......................................       645,752     1,516,070
                                                    ------------  ------------
                                                    $143,177,903  $516,148,101
                                                    ============  ============
       Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable................................  $  2,242,397  $  3,280,809
  Accrued expenses................................     3,095,049     5,761,016
  Deferred revenue................................       639,460     1,448,432
  Current portion of long-term debt...............    11,122,077    15,692,912
                                                    ------------  ------------
   Total current liabilities......................    17,098,983    26,183,169
Long-term debt....................................   109,459,790   417,524,802
Other liabilities.................................       105,012       125,152
                                                    ------------  ------------
                                                     126,663,785   443,833,123
                                                    ------------  ------------
Commitments and contingencies (Note 7)
Redeemable stock (Note 8):
  Series A senior preferred stock, mandatorily
   redeemable, dividends payable-in-kind; $.001
   par value; 145,000 shares authorized; 0 and
   31,383 shares issued and outstanding at
   December 31, 1997 and 1998, respectively;
   includes accrued dividends and accretion of
   $1,434,341 at December 31, 1998 ...............           --     29,882,298
  Class B common stock, 12,000 shares issued and
   outstanding at December 31, 1997 and 1998,
   respectively...................................     1,761,000     1,761,000
  Class D common stock, $.001 par value; 39,000,
   and 40,000 shares issued and outstanding at
   December 31, 1997 and 1998, respectively.......            39            40
                                                    ------------  ------------
                                                       1,761,039    31,643,338
                                                    ------------  ------------
Stockholders' equity (Note 8):
  Series B junior preferred stock, redeemable, 14%
   dividends, $.001 par value; 100 shares
   authorized; 0 and 60 shares issued and
   outstanding at December 31, 1997 and 1998,
   respectively includes accrued dividends of
   $1,659,821 ....................................           --     59,928,980
  Common stock:
   Class A common stock, 202,500 shares issued and
        outstanding at December 31, 1997 and 1998,
        respectively..............................           203           203
   Class E common stock, 67,089, and 174,766
        shares issued and outstanding at December
        31, 1997 and 1998, respectively...........            67           175
   Warrants ......................................           --      1,000,000
   Additional paid-in capital.....................    25,875,752    33,136,302
   Accumulated deficit............................   (11,122,943)  (53,394,020)
                                                    ------------  ------------
                                                      14,753,079    40,671,640
                                                    ------------  ------------
                                                    $143,177,903  $516,148,101
                                                    ============  ============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                      Year Ended    Year Ended    Year Ended
                                     December 31,  December 31,  December 31,
                                         1996          1997          1998
                                     ------------  ------------  ------------
Tower rental revenue................ $ 4,841,752   $12,880,631   $ 32,018,651
Tower operating expenses, excluding
 depreciation and amortization......   1,135,023     2,632,274      6,165,897
                                     -----------   -----------   ------------
  Gross margin, excluding
   depreciation and amortization ...   3,706,729    10,248,357     25,852,754
                                     -----------   -----------   ------------
Other expenses:
  General and administrative........     916,237     1,367,400      4,175,477
  Corporate development.............   1,420,879     3,723,180      6,381,516
  State franchise, excise and
   minimum taxes....................      25,801        66,942        686,040
  Depreciation......................   2,041,085     6,334,769     22,512,819
                                     -----------   -----------   ------------
                                       4,404,002    11,492,291     33,755,852
                                     -----------   -----------   ------------
Loss from operations................    (697,273)   (1,243,934)    (7,903,098)
Interest expense....................   1,154,990     6,925,094     12,300,182
Amortization of original issue
 discount and debt issuance costs...     164,091       292,143     16,426,224
                                     -----------   -----------   ------------
Loss before extraordinary item......  (2,016,354)   (8,461,171)   (36,629,504)
Extraordinary loss from
 extinguishment of debt.............         --            --       5,641,573
                                     -----------   -----------   ------------
Net loss............................ $(2,016,354)  $(8,461,171)  $(42,271,077)
                                     ===========   ===========   ============
Payable-in-kind preferred dividends
 and accretion......................         --            --       3,094,162
Net loss attributable to common
 shareholders....................... $(2,016,354)  $(8,461,171)  $(45,365,239)
                                     ===========   ===========   ============
Basic loss per common share:
 Loss before extraordinary item..... $     (8.10)  $    (27.28)  $     (94.95)
 Extraordinary item.................         --            --          (13.48)
                                     -----------   -----------   ------------
 Net loss........................... $     (8.10)  $    (27.28)  $    (108.43)
                                     ===========   ===========   ============
Weighted average number of common
 shares outstanding.................     248,950       310,122        418,363
                                     ===========   ===========   ============





  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                    Series  B Junior     Class A        Class E
                    preferred stock    common stock   common stock             Additional       Stock
                   ------------------ -------------- --------------              paid-in    subscriptions Accumulated
                   Shares   Amount    Shares  Amount Shares  Amount  Warrants    capital     receivable     deficit
                   ------ ----------- ------- ------ ------- ------ ---------- -----------  ------------- ------------
Balance at
December 31,
1995.............    --       --       75,500  $ 76      --    --          --  $ 7,051,405    $(180,015)  $   (645,418)
Issuance of
common stock, net
of issuance
costs:
 Class A.........                     127,000   127                             12,699,873
 Class D.........
 Class E.........                                     51,300    51               5,129,941
Payment received
for stock
subscriptions....                                                                               180,015
Net loss.........                                                                                           (2,016,354)
                   -----  ----------- -------  ----  -------  ----  ---------- -----------    ---------   ------------
Balance at
December 31,
1996.............    --       --      202,500   203   51,300    51         --   24,881,219          --      (2,661,772)
Issuance of
common stock, net
of issuance
costs:
 Class E.........                                     15,789    16               1,555,533
Net loss.........                                                                                           (8,461,171)
Adjustment to
Class B common
stock............                                                                 (561,000)
                   -----  ----------- -------  ----  -------  ----  ---------- -----------    ---------   ------------
Balance at
December 31,
1997.............    --       --      202,500   203   67,089    67         --   25,875,752          --     (11,122,943)
 Issuance of
 common stock,
 net of issuance
 costs:
 Class E.........                                    107,677   108              10,767,600
 Distribution to
 Class B common
 stockholders ...                                                                 (412,888)
 Issuance of
 preferred stock,
 net of issuance
 costs:
 Series A senior
 preferred
 stock...........                                                    1,000,000
 Series B junior
 preferred
 stock...........  58.74   58,269,159                                           (1,434,341)
 Dividends and
 accretion on
 preferred
 stock...........   1.66    1,659,821                                           (1,659,821)
 Net loss........                                                                                          (42,271,077)
                   -----  ----------- -------  ----  -------  ----  ---------- -----------    ---------   ------------
Balance at
December 31,
1998.............  60.40  $59,928,980 202,500  $203  174,766  $175  $1,000,000 $33,136,302          --    $(53,394,020)
                   =====  =========== =======  ====  =======  ====  ========== ===========    =========   ============
                   Stockholders'
                      equity
                   -------------
Balance at
December 31,
1995.............   $ 6,226,048
Issuance of
common stock, net
of issuance
costs:
 Class A.........    12,700,000
 Class D.........
 Class E.........     5,129,992
Payment received
for stock
subscriptions....       180,015
Net loss.........    (2,016,354)
                   -------------
Balance at
December 31,
1996.............    22,219,701
Issuance of
common stock, net
of issuance
costs:
 Class E.........     1,555,549
Net loss.........    (8,461,171)
Adjustment to
Class B common
stock............      (561,000)
                   -------------
Balance at
December 31,
1997.............    14,753,079
 Issuance of
 common stock,
 net of issuance
 costs:
 Class E.........    10,767,708
 Distribution to
 Class B common
 stockholders ...      (412,888)
 Issuance of
 preferred stock,
 net of issuance
 costs:
 Series A senior
 preferred
 stock...........     1,000,000
 Series B junior
 preferred
 stock...........    56,834,818
 Dividends and
 accretion on
 preferred
 stock...........           --
 Net loss........   (42,271,077)
                   -------------
Balance at
December 31,
1998.............   $40,671,640
                   =============

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                         Year Ended    Year Ended    Year Ended
                                        December 31,  December 31,  December 31,
                                            1996          1997          1998
                                        ------------  ------------  -------------
Cash flows from operating activities:
 Net loss.............................  $(2,016,354)  $(8,461,171)  $ (42,271,077)
                                        -----------   -----------   -------------
 Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
 Depreciation.........................    2,041,085     6,334,769      22,512,819
 Amortization of original issue
  discount and debt issuance costs....      164,091       292,143      16.426,224
 Extraordinary loss from
  extinguishment of debt..............          --            --        5,641,573
 Provision for doubtful accounts......       45,000        25,000          55,000
 (Increase) decrease in:
   Accounts receivable, gross.........     (454,065)   (1,118,692)       (156,815)
   Prepaid expenses and other current
    assets............................     (277,604)     (746,299)       (394,981)
   Notes receivable...................      387,455           --              --
   Other assets.......................     (237,408)     (358,587)       (902,630)
 Increase (decrease) in:
   Accounts payable...................      633,711     1,435,305       1,038,412
   Accrued expenses...................      429,779     2,371,605       2,665,967
   Deferred revenue...................       77,417       507,037         808,972
   Other current liabilities..........     (490,000)          --              --
   Other liabilities..................       49,491        44,253          20,140
                                        -----------   -----------   -------------
   Total adjustments..................    2,368,952     8,786,534      47,714,681
                                        -----------   -----------   -------------
Net cash provided by operating
 activities...........................      352,598       325,363       5,443,604
                                        -----------   -----------   -------------
Cash flows from investing activities:
 Payments made in connection with
  acquisitions:
   Tower assets.......................  (31,845,153)  (70,852,422)   (320,834,472)
   Land...............................   (3,337,847)   (2,738,951)     (7,762,414)
 Capital expenditures:
   Tower assets.......................   (7,036,048)  (14,815,863)    (43,535,621)
   Fixed assets.......................     (563,646)   (1,023,513)     (1,553,493)
 (Increase) decrease in restricted
  cash................................      138,157       (25,750)         59,822
                                        -----------   -----------   -------------
Net cash used in investing
 activities...........................  (42,644,537)  (89,456,499)   (373,626,178)
                                        -----------   -----------   -------------
Cash flows from financing activities:
 Borrowings under
  long-term debt, net ................   24,866,994    89,918,073     487,247,329
 Repayment of long-term debt..........     (568,516)     (695,982)   (205,029,425)
 Proceeds from issuance of redeemable
  stock, net..........................            8           --              --
 Proceeds from issuance of PIK
  preferred stock and warrants, net...          --            --       87,717,116
 Proceeds from issuance of common
  stock, net..........................   18,010,007     1,555,549      10,767,709
 Payment of accretion in Class B
  common stock........................          --            --         (412,888)
                                        -----------   -----------   -------------
Net cash provided by financing
 activities...........................   42,308,493    90,777,640     380,289,841
                                        -----------   -----------   -------------
Net increase (decrease) in cash and
 cash equivalents.....................       16,554     1,646,504      12,107,267
Cash and cash equivalents,
 beginning of period..................       30,865        47,419       1,693,923
                                        -----------   -----------   -------------
Cash and cash equivalents, end of
 period...............................  $    47,419   $ 1,693,923   $  13,801,190
                                        ===========   ===========   =============
Supplemental disclosure of cash flows:
 Cash paid for interest...............  $ 1,037,452   $ 5,786,816   $  12,271,070
                                        ===========   ===========   =============
Non-cash transactions:
 Seller debt issued in connection
  with acquisitions...................  $ 7,493,255   $19,251,850   $   2,414,965
 Payable-in-kind preferred dividends
  and accretion.......................  $       --    $       --    $   3,094,162

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                            PINNACLE HOLDINGS INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Business and Basis of Presentation

  The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly-owned subsidiaries: Pinnacle Towers Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc., collectively referred to as the "Company." The Company acquires, develops and operates telecommunication towers and leases space on its towers to customers in the wireless communications industries located in the United States. All significant intercompany balances and transactions have been eliminated in consolidation.

2. Summary of Significant Accounting Policies

 Use of Estimates

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may vary from estimates used.

 Cash and Cash Equivalents

  For purposes of reporting cash flows, the Company considers all highly liquid temporary cash investments with a maturity of three months or less to be cash equivalents.

 Concentration of Credit Risk

  Substantially all of the accounts receivable are with federal, state and local government agencies and national and local wireless communications providers. The Company performs ongoing credit evaluations of its customers but does not require collateral to support customer receivables. The Company maintains an allowance for doubtful accounts on its customer receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information. Sales to two customers accounted for 14.4% and 13.3% of revenues in 1998.

 Restricted Cash

  Restricted cash reflects cash held in escrow restricted for the acquisition of tower sites.

 Tower Assets

  Tower assets consists of towers, licenses, permits and tower attachments which are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets, which is 15 years for towers, 30 years for buildings and from 5 to 10 years for equipment and other improvements to tower sites. Also included in tower assets are towers under construction of $3,452,045 and $9,231,475 as of December 31, 1997 and 1998, respectively. Improvements, renewals and extraordinary repairs which increase the value or extend the life of the asset are capitalized. Repairs and maintenance costs are expensed as incurred.

 Fixed Assets

  Fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the fixed assets. Equipment held under capital leases is amortized on a straight-line basis over the term of the lease or the remaining life of the leased property, whichever is shorter. Betterments, renewals and

                          PINNACLE HOLDINGS INC.

extraordinary repairs which increase the value or extend the life of the asset are capitalized. Repairs and maintenance costs are expensed as incurred.

 Other Assets

  Other assets includes $747,000 of costs incurred in connection with a pending initial public offering by the Company at December 31, 1998, which will be deducted from the net proceeds of the offering in determining the amount of additional paid in capital to be recorded upon completion of the public offering or recorded as expense should the Company not be able to complete the initial public offering, and tenant lease receivables recorded in connection with the revenue recognition on non-cancellable tenant leases in accordance with Financial Accounting Standards Board Opinion No. 13, "Accounting for Leases."

 Impairment of Long-lived Assets

  The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 1997 and 1998 management does not believe that an impairment reserve is required.

 Fair Value of Financial Instruments

  The carrying amount of the Company's financial instruments at December 31, 1997 and 1998, which includes cash and accounts receivable, approximates fair value due to the short maturity of those instruments. The Company considers the variable rate financial instruments including interest rate swaps to be representative of current market interest rates and, accordingly, the recorded amounts approximate fair market value. The Company's Senior 10% discount notes are publicly traded and were trading based on an 11.1% yield at December 31, 1998, indicating a fair value of the Notes of approximately $188.5 million.


 Tower Rental Revenue Recognition

  Tower rental revenue is recognized on a straight-line basis over the life of the related lease agreements. Revenue is recorded in the month in which it is due. Any rental amounts received in advance of the month due are recorded as deferred revenue.

 Corporate Development Expenses

  Corporate development expenses represent costs incurred in connection with acquisitions, construction activities and expansion of the customer base. These expenses consist primarily of allocated compensation and overhead costs that are not directly related to the administration or management of existing towers, and are expensed as incurred.

                            PINNACLE HOLDINGS INC.

 Income Taxes

  The Company qualifies and intends to continue to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only, provided it distributes at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. The Company incurred a loss for both book and tax purposes in the years ended December 31, 1997 and 1998 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

 Loss Per Share

  Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each period. The computation of diluted loss per share, assuming conversion of the Class D common shares and the exercise of warrants issued in connection with the Series A Senior Preferred Stock and the Subordinated-Term Loan Agreement, has an antidilutive effect on loss per share.

 Reclassifications

  Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

3.  Acquisitions

  The Company actively acquires towers and assumes the sellers' related customer activity on an ongoing basis. In January 1996, the Company acquired telecommunications tower sites and related assets from an individual for cash of $4,443,000. During May of 1996, the Company acquired the rooftop of the Plaza Tower building including all of the related tower assets and fixtures for a purchase price of $3,000,000 which was paid in cash. In July 1996, the Company purchased the tower leases and subleases of Florida Mobile Telephone, Inc. for a purchase price of $2,270,000, which was also paid in cash. In September 1996, the Company purchased 10 tower sites and related assets for $3,010,000, which consisted of $792,325 in cash and $2,217,675 of notes payable to the seller. Additionally, the Company completed 44 other acquisitions of towers and related assets, all of which were individually insignificant to the Company, from various sellers during the year ended December 31, 1996. The aggregate purchase price of $20,854,055 consisted of $15,578,475 in cash and $5,275,580 of notes payable to the former tower owners (see Note 6).

  The Company completed 72 acquisitions during the year ended December 31, 1997, all of which were individually insignificant to the Company. The aggregate purchase price for acquisitions for the year ended December 31, 1997 was $73,591,373, which consisted of $54,339,523 in cash and $19,251,850 of notes payable to the former tower owners.

  On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these towers, located in Georgia, Alabama, Mississippi and Florida. In connection with the acquisition of these towers, the Company and Southern Communications or one of its affiliates have entered into leases whereby Southern Communications or one of its affiliates is a customer on each of the 201 towers acquired. Under the lease agreement, Southern Communications and its affiliates will pay initial annual aggregate rent of approximately $5,500,000 in 1998. The leases have initial terms of ten years with five optional renewal periods of five years exercisable at the customer's option. The Company anticipates that Southern Communications will continue to represent a significant but declining percentage of the Company's

                            PINNACLE HOLDINGS INC.

revenues as the Company grows. The Company has also entered into an option agreement with Southern Communications under which the Company may supply, acquire or develop an additional 80 sites. Any of these additional sites would be rented under the same terms as the original leases of the 201 towers described above.

  On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 towers for an aggregate purchase price of approximately $170 million. MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired towers for an aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The towers are located in the Southeastern United States, Southern California and New England. The MobileMedia transaction was funded with proceeds from the sale of two separate newly authorized series of preferred stock of the Company as described below, a loan from ABRY Broadcast Partners II, L.P., a controlling stockholder of the Company, and borrowings under the Company's senior credit facility with NationsBank, N.A. and certain other lenders.

  In addition to the Southern Communications and MobileMedia transactions described above, the Company completed 80 acquisitions of 526 towers and related assets, all of which were individually insignificant to the Company, from various sellers during the year ended December 31, 1998 for an aggregate purchase price of $331,204,262, consisting of $328,789,297 in cash and $2,414,965 of notes payable to the former tower owners.

  The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro-forma results of operations listed below reflect purchase accounting and pro-forma adjustments as if the transactions occurred as of January 1, 1997. This unaudited pro-forma information is not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                         December 31,
                                                   --------------------------
                                                       1997          1998
                                                   ------------  ------------
                                                   (unaudited)    (unaudited)
   Tower rental revenue........................... $ 38,427,583  $ 43,416,231
   Gross profit, excluding depreciation and
    amortization..................................   31,970,369    35,889,471
   Net loss.......................................  (40,363,789)  (48,938,067)
   Basic net loss per common share................ $    (160.89) $    (153.89)

                             PINNACLE HOLDINGS INC.

4. Fixed Assets

  Fixed assets consist of the following:

                                                           December 31,
                                      Estimated useful ----------------------
                                       lives in years     1997        1998
                                      ---------------- ----------  ----------
   Vehicles..........................         5        $  489,778  $  657,062
   Furniture, fixtures and other
    office equipment.................         5           504,759     315,345
   Data processing equipment.........         5           880,333   2,439,895
                                                       ----------  ----------
                                                        1,874,870   3,412,302
   Accumulated depreciation..........                    (379,749)   (935,636)
                                                       ----------  ----------
   Fixed assets, net.................                  $1,495,121  $2,476,666
                                                       ==========  ==========

5. Accrued Expenses

  Accrued expenses consist of the following:

                                                              December 31,
                                                          ---------------------
                                                             1997       1998
                                                          ---------- ----------
   Construction and acquisition costs.................... $1,071,719 $2,429,893
   Interest..............................................  1,337,662  1,334,552
   Professional fees.....................................    150,000    543,705
   Taxes other than income...............................    148,115    736,698
   Payroll and other.....................................    387,553    716,168
                                                          ---------- ----------
                                                          $3,095,049 $5,761,016
                                                          ========== ==========

6. Long-term Debt

  Long-term debt consists of the following:

                                                          December 31,
                                                    --------------------------
                                                        1997          1998
                                                    ------------  ------------
Senior Credit Facility, interest at variable rates
 (8.25% at December 31, 1997 and 8.55% to 8.63% at
 December 31, 1998, respectively), secured,
 quarterly principal installments beginning June
 30, 2000, maturing December 31, 2005.............  $ 72,000,000  $182,450,000
Senior 10% discount notes, net of unamortized
 original issue discount of $0 and $109,041,993,
 respectively, unsecured cash interest payable
 semi-annually in arrears beginning September 16,
 2003, balloon principal payment of $325,000,000
 due at maturity on March 15, 2008................           --    215,958,009
Notes payable to former tower owners, interest
 from 8.5% to 13% per annum, monthly installments
 of principal and interest of varying amounts
 through December 31, 2021, secured by various
 letters of credit or guaranty by related party
 (Note 9).........................................    28,581,867    19,809,705
ABRY bridge loan, interest at 9% per annum,
 principal and interest due in April 1999 and
 September 1999 (Note 9)..........................           --     15,000,000
Subordinated term note, interest at variable rates
 (11.88% at December 31, 1997), unsecured,
 principal and interest maturing September 22,
 2000.............................................    20,000,000           --
                                                    ------------  ------------
                                                     120,581,867   433,217,714
Less: current potion of long-term debt............   (11,122,077)  (15,692,912)
                                                    ------------  ------------
Long-term debt....................................  $109,459,790  $417,524,802
                                                    ============  ============

                          PINNACLE HOLDINGS INC.

  The remaining principal payments at December 31, 1998 were due as follows:
1999-$15,692,912; 2000-$22,914,363; 2001-$28,464,878; 2002-$38,499,435; 2003-
$37,014,388; 2004-$74,673,731 and thereafter $325,000,000.

 Senior Credit Facility

  During 1995, the Company entered into a credit agreement of senior debt financing through a reducing revolving line of credit and revolver/term loan (as amended, the "Senior Credit Facility"). Advances under the credit agreement are limited to a borrowing base, which is based on the Company's cash flows, as defined in the agreement. The facility comprises a revolving line of credit under which the Company may make borrowings and repayments until March 31, 2000, at which time the facility will convert into a term loan payable through December 31, 2005. Advances under the Senior Credit Facility accrued interest at the Company's option at either LIBOR plus a margin of up to 2.375%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 1.375%. Advances under the Senior Credit Facility bear interest payable in quarterly installments. In addition, the Company is required to pay commitment fees based on the unused portion of the commitments and customary facility fees on the total amount of the commitments.

  In December 1998 the Company significantly amended its Senior Credit Facility to provide $200 million of financing. Advances under the Senior Credit Facility accrue interest at the Company's option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 2.00%. Additionally, certain financial covenants were modified. As a result of this significant modification, a write-off of the deferred debt costs of $5.6 million relating to original debt issue costs is reflected in the accompanying financial statements as an extraordinary item.

  The Senior Credit Facility is secured by a lien on substantially all of the Company's assets and a pledge of substantially all of the Company's capital stock. The credit agreement contains customary covenants such as limitations on the Company's ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to shareholders, or prepay subordinated debt. Under the credit agreement, the Company may not permit the ratio of senior debt to annualized EBITDA to exceed certain amounts, as defined in the agreement.

  For the years ended December 31, 1996, 1997, and 1998 the Company incurred commitment fees of approximately $52,000, $192,000, and $210,000, respectively.

 Senior Discount Notes

  On March 17, 1998, the Company issued $325,000,000 of 10% Senior Discount Notes with a scheduled maturity in 2008 through a private placement offering to institutional investors. The Company has the right to redeem the notes on or after March 15, 2003 at a price 105.0%, 103.3%, 102.6% and 100.0% during the twelve month periods ending March 15, 2003, 2004, 2005, and 2006 and thereafter, respectively. In addition, the Company at any time prior to March 15, 2001 may redeem up to 35% of the Senior Discount Notes upon a

                            PINNACLE HOLDINGS INC.

public equity offering at a redemption price equal to 110% of the accreted value of the notes plus unpaid liquidated damages, if any, as of the redemption date. The notes will accrete interest, representing the amortization of the original issue discount, at a rate of 10% compounded semi-annually to an amount of $325,000,000 by March 15, 2003. Thereafter, the notes will pay interest at the rate of 10% semi-annually, payable in arrears on March 15 and September 16.

  Amortization of original issue discount for the year ended December 31, 1998 was $16,167,507.

 ABRY Bridge Loan

  In February 1998, the Company entered into an agreement with its principal stockholder (the "ABRY Bridge Loan"), whereby the Company borrowed $12,500,000 in cash. Amounts outstanding under the Bridge Loan earn interest at the rate of 9% per annum. Interest and principal under the Bridge Loan are payable within one year from the date of the related borrowing. The Company satisfied the loan balance in March 1998 in conjunction with the issuance of Senior Discount Notes, including interest due of $114,041.

  During April 1998, the Company borrowed $2.5 million under the ABRY Bridge Loan to partially fund acquisitions. In September 1998, the Company borrowed $12,500,000 under the ABRY Bridge Loan to partially finance the MobileMedia Acquisition. An aggregate amount of $15,000,000 is outstanding under the ABRY Bridge Loan at December 31, 1998. At December 31, 1998, accrued interest of $526,438 is included in accrued expenses.

 Subordinated Term Loan

  On September 22, 1997, the Company entered into a term loan agreement for $20,000,000, which was subordinated to the Company's Senior Credit Facility. Borrowings under this agreement accrue interest, at interest rates equal to a margin amount (as defined in the agreement), plus LIBOR. Additionally, the Company issued warrants for the Company's Class F Common Stock in connection with this loan. This loan was repaid in full in March 1998 with proceeds obtained from the issuance of the Senior Discount Notes. The warrants were cancelled upon repayment of this loan.

 Interest Rate Swap

  The Company enters into interest rate swap agreements to manage the interest rate risk associated with certain of its variable rate debt. The swap agreements effectively converts the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. The Company is exposed to credit losses in the event of non-performance by counterparties on these agreements, which the Company does not believe is significant. The following table summarizes the interest rate swap agreements:

                                                  Notional Amount
                                    --------------------------------------------
                                     Fixed
                                    pay rate December 31, 1997 December 31, 1998
                                    -------- ----------------- -----------------
   Expiration date
   May 1, 1998.....................   6.22%     $20,000,000       $      --
   December 24, 1998...............   5.90%      30,000,000              --
   June 24, 1999...................   5.14%             --        30,000,000
   September 30, 2000..............   5.75%      20,000,000       20,000,000
   May 1, 2001.....................   5.85%                       50,000,000

                            PINNACLE HOLDINGS INC.

  Approximately $28,000, $51,000 and $216,696 of interest expense was incurred in 1996, 1997 and 1998, respectively, related to the interest rate swap agreements.

7.  Commitments and Contingencies

 Operating Leases

  The Company is obligated under noncancellable leases for office space, machinery and equipment and site leases which expire at various times through 2015. The majority of these leases have renewal options which range up to 10 years. Certain of the leases have purchase options at the end of the original lease term. The future minimum lease commitments under these leases at December 31, 1998 are as follows:

   Year ending
   December 31,
     1999.......................................................... $ 3,190,114
     2000..........................................................   2,752,952
     2001..........................................................   2,266,092
     2002..........................................................   2,063,840
     2003..........................................................   1,713,007
     2004 and thereafter...........................................  15,072,586
                                                                    -----------
       Total minimum lease payments................................  27,058,591
                                                                    ===========

  Total rent expense under noncancellable operating leases was approximately $468,083, $1,468,323, and $3,623,798 for the years ended December 31, 1996,
1997 and 1998, respectively.

 Employment Agreements

  The Company has severance agreements with certain officers of the Company which grant these employees the right to receive their base salary and continuation of certain benefits for periods ranging from six to eighteen months in the event of a termination (as defined by the agreement) of such employees.

 Litigation

  The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

 Tenant Leases

  The following is a schedule by year of total rentals to be received for tower space under noncancellable lease agreements as of December 31, 1998:

   Year ending
   December 31,
   ------------
    1999........................................................... $ 39,155,536
    2000...........................................................   35,541,604
    2001...........................................................   32,474,747
    2002...........................................................   28,766,328
    2003...........................................................   21,756,859
    2004 and thereafter............................................  129,193,435
                                                                    ------------
                                                                    $286,888,509
                                                                    ============

                            PINNACLE HOLDINGS INC.

  Principally all of the leases provide for renewal at varying escalations. Leases provided for fixed-rate escalations have been reflected above.

8. Stockholders' Equity

 Capital Contribution Commitment

  In 1995, the Company and its principal shareholder entered into a capital contribution agreement whereby the principal shareholder committed to invest up to $20,000,000 as equity in the Company (the "Capital Contribution Agreement") and at that time, management contributed $1,200,000. In February 1996, the Capital Contribution Agreement was amended and the principal shareholder's equity commitment to the Company was increased to $50,000,000.

  As of December 31, 1998, and after giving affect to guaranty of certain notes payable to former tower owners of $3.9 million, approximately $8.9 million remained outstanding under the Capital Contribution Agreement.

 Mandatorily Redeemable Preferred Stock, Preferred Stock and Warrants

  On September 30, 1998, in connection with the MobileMedia Acquisition the Company sold 30,000 shares of newly authorized Series A Senior Preferred Stock (the "Senior Preferred Stock"). These shares carry a liquidation preference of $30 million in the aggregate, and were sold with an attached warrant to purchase 10,000 shares of Class F Common Stock at $.01 per share. Dividends on the Senior Preferred Stock accrue at a rate of 14% through March 31, 1999, 14.75% from April 1, 1999 through June 30, 1999, 15.5% from July 1, 1999 through September 30, 1999 and 16% thereafter. At the Company's option, such dividends can be paid by the issuance of additional shares of such stock. The Senior Preferred Stock is redeemable at the Company's option, at liquidation preference, at any time upon 30 days advance notice. The Senior Preferred Stock is mandatorily redeemable on September 30, 2008. The warrants (valued using the Black-Scholes option pricing model) are recorded at fair value and are exercisable at a nominal price for a period of eight and one-half years commencing 18 months following the issuance of the Senior Preferred Stock. If the Senior Preferred Stock is redeemed prior to 18 months after its initial issuance, the warrants may not be exercised and will be cancelled. The warrants expire on September 3, 2008.

  ABRY/Pinnacle, Inc., an affiliate of ABRY Broadcast Partners II, L.P., purchased newly authorized Series B Junior Preferred Stock of the Company (the "Junior Preferred Stock") with a liquidation preference of $32.5 million. Dividends accrue at a rate of 14% and, at the Company's option, may be paid by the issuance of additional shares of such stock. The Junior Preferred Stock is not mandatorily redeemable. In December 1998, the Company sold additional shares of the Series B Junior Preferred Stock to ABRY/Pinnacle, Inc. with a liquidation preference of $26.2 million. The Junior Preferred Stock is redeemable at the Company's option, at liquidation preference, at any time.

  The Senior Preferred Stock and the Junior Preferred Stock have not been and will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

 Redeemable Common Stock

  Class D common stock is convertible into shares of Class C common stock. The number of shares of Class C common stock issuable upon conversion will be 25% of the aggregate number of Class A and Class B common stock outstanding at the close of business on the Conversion date, as defined in the agreement. Such conversion will be effected by the surrender of the Class D common stock in exchange for the Class C common stock on a date to be approved by the Board of Directors, or upon consummation of an initial public offering.

                            PINNACLE HOLDINGS INC.

Any Class D common stock converted into Class C common stock will maintain the vesting characteristics such Class D common stock had prior to the time of conversion.

  Shares of Class D Common Stock are held by various officers and employees of the Company. Vesting of the ownership of these shares is subject to varying schedules. Certain employees vest into the ownership of the shares at the rate of 20% per year. Other employees vest according to the following schedule:

                                                               Vesting fraction
                                                                  of shares
                                                              remaining unvested
                                                              ------------------
   Anniversary of
   the closing date
     First...................................................        1/10
     Second..................................................         1/9
     Third...................................................         1/8
     Fourth..................................................         2/7
     Fifth...................................................         1/2
     Sixth...................................................         1/1

  If certain employees cease to be employed prior to the third anniversary of the date their respective shares were granted, any vested shares will become unvested. In the event of an initial public offering or sale of the Company, all unvested shares for any employee still employed will become vested shares. In the event of termination of employment, all shares of Class D common stock are subject to repurchase provisions, as defined below.

  If any employee ceases to be employed, then such employee's Class B and Class D common stock will be subject to repurchase by the Class A stockholders and the Company. The employee will have the right to require the Company to purchase any or all Class B and D common stock which are held, if such employee's termination was with or without cause and any Class D stock if termination is as a result of death or disability. If the employee is terminated with or without cause, the repurchase price for Class B common stock and vested Class D common stock will be fair market value, while the repurchase price for unvested Class D common stock will be $.001 per share. During 1997, the Company repurchased 500 shares of Class B common stock from a former employee. The purchase price approximated $147 per share, resulting in the determination of a new fair market value of the stock. Accordingly, the Class B common stock and additional paid in capital accounts have been adjusted to reflect this increase in fair market value.

  The Company's obligation to repurchase the Class D stock in the event of death or disability of an employee stockholder is limited to the amount of shares the Company could purchase with the proceeds of the life insurance policy covering the respective Class D employee stockholder. Additionally, all repurchases of shares are subject to the applicable restrictions contained in the Company's debt agreements.

 Common Stock

The Company has six classes of authorized common stock: Class A, B, C, D, E and F. Under the Company's Amended and Restated Certificate of Incorporation, the relative rights and preferences of each class of common stock are as follows:

 Voting Rights

  All classes of common stock will vote together as a single combined class on all matters submitted to a vote of the shareholders, with each holder of Class A, B, C, E or F common shares being entitled to one vote per share of such stock held and each holder of Class D common shares being entitled to a number of votes equal to the number of shares of Class C stock which would be issued upon conversion of the Class D stock, as described below.

                            PINNACLE HOLDINGS INC.

 Distributions

  The holders of the Class A and B common shares have an initial distribution preference equal to 15% per annum (the "Yield") based on the initial purchase price of $100 per share from the date of issuance through June 30, 1997. The distribution amount related to the Yield was fixed at June 30, 1997 at approximately $4.8 million. In addition to the Yield, the holders of Class A, Class B and Class E common stock are entitled to a distribution preference of $100 per share (the "Preference Amount"), which approximated $38.9 million at December 31, 1998.

  In 1998 the Company paid $412,888 in distributions to the holders of Class B Common Stock in settlement of a distribution preference on such stock in connection with the issuance of the senior 10% discount notes (Note 6).

  Holders of Class A common stock are entitled to receive their respective Preference Amounts before any distributions are to be made to any other class of stock. Similarly, holders of Class E Common stock are entitled to receive their respective Preference Amount before any distributions are to be made to the holders of Class B, C, D or F common stock. Once distributions have been made to Class A and E, holders of Class B common stock will receive their Preference Amounts. Remaining distributions will be made to all classes of common stock on the basis of the number of Units (as defined by the Company's Certificate of Incorporation) assigned to the respective shares.

  Additional stock information is as follows:

                                                                December 31
                                                            -------------------
                                                              1997      1998
                                                            -------- ----------
Preferred Stock:
 Par value per share....................................... $  0.001 $    0.001
 Shares authorized.........................................  100,000  1,000,000
  Designated as Series A Senior preferred stock............      --     145,000
  Designated as Series B Junior preferred stock............      --         100
 Shares issued and outstanding:
  Series A Senior..........................................      --      31,383
  Series B Junior..........................................      --          60
Class A common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................  202,500    202,500
  Shares issued and outstanding............................  202,500    202,500
Class B common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................   12,000     12,000
  Shares issued and outstanding............................   12,000     12,000
Class C common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................  200,000    200,000
  Shares issued and outstanding............................      --         --
Class D common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................  100,000    100,000
  Shares issued and outstanding............................   39,000     40,000
Class E common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................  300,000    302,500
  Shares issued and outstanding............................   67,089    174,766
Class F common stock:
 Par value per share....................................... $  0.001 $    0.001
  Shares authorized........................................   10,000  1,000,000
  Shares issued and outstanding............................      --         --

                            PINNACLE HOLDINGS INC.

 Stock Incentive Plan

  The Pinnacle Holdings Inc. Stock Incentive Plan (the "Plan") became effective July 1, 1998. The Plan provides for awards consisting of stock option and restricted stock grants ("Awards") to employees, non-employee directors, and other persons who perform services for the Company. The Plan is administered by a committee consisting of at least two non-employee directors of the Company (the "Committee").

  The maximum number of shares of Common Stock that may be made subject to Awards granted under the Stock Incentive Plan is approximately 3,000,000. In the event of any change in capitalization of the Company, however, the Committee shall adjust the maximum number and class of shares with respect to which Awards may be granted, the number and class of shares which are subject to outstanding Awards may be granted, the number and class of shares which are subject to outstanding Awards and the purchase price therefor. In addition, if any Award expires or terminates without having been exercised, the shares of Common Stock subject to the Award again become available for grant under the Stock Incentive Plan. No shares have been granted at December 31, 1998.

  The Committee is authorized to grant to eligible persons incentive stock options ("ISO") or nonqualified stock options ("NSO"). During any calendar year, the Committee shall not grant to any eligible person Options to purchase more than 1,000,000 shares of Common Stock. The term of an ISO cannot exceed 10 years, and the exercise price of any ISO must be equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of the capital stock of the Company must have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant and may not have a term exceeding five years from the grant date. The exercise price and the term of an NSO shall be determined by the Committee on the date that the NSO is granted.

  Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an Option becomes exercisable. Each Option shall expire on such date or dates as the Committee shall determine at the time the Option is granted. Upon termination of an Optionee's employment with the Company (including by reason of the Optionee's death), each unexercised Option (whether or not then exercisable) shall terminate and be forfeited, except that any such Options which are then exercisable shall remain exercisable for such period after termination of the Optionee's employment as the Committee may have determined at the time the Option was granted. If an Optionee's employment with the Company is terminated for cause (as defined in the Stock Incentive Plan), all of such person's Options shall immediately terminate.

  The Committee may also grant to an eligible person an award of Common Stock subject to future service and such other restrictions and conditions as the Committee may determine ("Restricted Stock"). The Committee will determine the terms of such Restricted Stock, including the price, if any, to be paid by the recipient for the restricted stock, the restrictions placed on the shares and the time or times when the restrictions will lapse, at the time of the granting thereof.

9. Related Party Transactions

  Certain board members and/or stockholders provide management services to the Company. The Company pays up to $75,000, plus certain reimbursable costs incurred on behalf of the Company, each year for such management services. The Company paid approximately $55,162, $78,166, and $834,192 for such services and related reimbursable expenses for the years ended December 31, 1996, 1997, and 1998, respectively. At December 31, 1997 and 1998, $29,950 and $232,500, respectively, was due to these related parties for management services and related reimbursable costs. A balance due from current or former officers of $200,000 and $16,097 is included in other assets at December 31, 1997 and 1998, respectively. During 1997, the majority stockholder of the Company guaranteed a note payable to a tower seller of $3.9 million associated with a tower acquisition. Also see Note 6 for related party debt and Note 8 for certain related party equity transactions.

10. Employee Benefit Plan

  Effective January 1, 1997, the Company began participating in a 401(k) plan of the majority stockholder. The plan covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old and have completed six months of service. The Company has not made any contributions to the plan.

11. Subsequent Events

 Acquisitions

  Subsequent to December 31, 1998 the Company is party to several letters of intent with various third parties to purchase 135 towers, reflecting an aggregate commitment to pay approximately $60.2 million.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Set forth below is certain information concerning the Company's directors, executive officers and key employees. All of the directors have served as directors of the Company since the Company's inception, except for Steven Day who has served since February 1997.

      Name        Age                     Position
      ----        ---                     --------
Robert Wolsey...   48  Director, President and Chief Executive Officer

James Dell'Apa..   41  Director, Executive Vice President and Chief
                       Operating Officer

Steven Day......   45  Director, Vice President, Secretary and Chief
                       Financial Officer

David Zahn......   33  Vice President of Operations

Ben Gaboury.....   47  Vice President of Sales and Marketing

Martin Alvarez..   44  Chief Information Officer

Andrew Banks....   44  Director

Peni Garber.....   35  Director

Peggy Koenig....   42  Director

Royce Yudkoff...   43  Director


     Robert Wolsey is primarily responsible for the overall direction of the Company's acquisitions and operations and has substantial experience in consolidating fragmented industries. From 1990 to 1994, Mr. Wolsey, as Chief Executive Officer of Pittencrieff Communications, Inc. ("PCI"), a regional consolidator of SMR operators, spearheaded the acquisition of 28 SMR businesses and related assets (including over 100 towers) for a purchase price of over $30 million. During Mr. Wolsey's tenure at PCI, revenue increased from $100,000 to over $28 million. In June 1993, PCI raised over $74 million in its initial public offering. At the time of Mr. Wolsey's departure from PCI in April 1994, PCI had a market capitalization in excess of $200 million. From 1983 to 1989, Mr. Wolsey, as President of Pittencrieff PLC and a predecessor company, negotiated and acquired over $30 million in oil and gas assets in 16 separate transactions. He has a Bachelor of Science (Honors) degree in Color Physics from the University of Manchester.

     James Dell'Apa is principally responsible for managing the initiation and negotiation of acquisitions. Mr. Dell'Apa has brokered SMR, tower, paging, and two-way businesses since 1991 and has had various levels of involvement with over 250 transactions with a combined valuation of over $650 million. Before his acquisitions work, he was a technical consultant in Washington, D.C. responsible for planning large-scale military networks for government consulting firms, under the employment of Booz Allen & Hamilton and Advanced Technology (later Planning Research Corporation and Black and Decker). Mr. Dell'Apa also worked for Georgetown University's International Law Institute developing long-term, intensive training programs on

Negotiation and Policy for Developing Telecommunications Infrastructure for senior level government ministers. He has a law degree from American University in Washington, D.C., a technical Masters degree in Telecommunications from the University of Colorado (Boulder), and a liberal arts/bachelors degree from the University of Northern Colorado.

     Steven Day is primarily responsible for the Company's financial, legal and administrative affairs and for the integration of acquired properties. Mr. Day was a partner in the accounting firm of Price Waterhouse LLP until joining the Company in February 1997. Since 1986, he has been involved with high-growth companies, principally in technology-based industries and, for the last several years, worked with large venture capital and leveraged buyout firms in his role in the Price Waterhouse Mergers and Acquisitions Group. Mr. Day has substantial experience in dealing with companies that have filed initial public offerings. Mr. Day earned a Masters of Business Administration at Loyola University of Chicago and a Bachelor of Arts degree at the University of West Florida.

     David Zahn is primarily responsible for the ongoing maintenance of the Company's existing tower inventory, new site construction, capacity augmentation and new customer equipment integration. He joined Pinnacle in September 1996. From 1987 to 1996, Mr. Zahn worked for 360 Communications (formerly Sprint Cellular and Centel Cellular) where he held a variety of positions including Project Manager, Transmission Engineer, Radio Frequency Engineering Supervisor and Traffic Engineering Manager. His most recent management position was Director of Engineering where he was responsible for a $50 million capital program related to the construction of cellular transmission towers and the associated communications network. Mr. Zahn earned his degrees in Bachelor of Science in Electrical Engineering Technology and an Associate in Applied Electronic Communications Engineering Technology from the Milwaukee School of Engineering.

     Ben Gaboury is primarily responsible for the sales and marketing operations of the Company. Mr. Gaboury was employed for 17 years with Motorola Inc. in various sales and sales management positions. Before joining the Company in October 1996, Mr. Gaboury was responsible for planning the strategy that Motorola employed in connection with the build out of its SMR network in New York and the New England area. He then executed the plan to market SMR services as well as related rental towers. Mr. Gaboury holds a Masters Degree from Jersey City State College and a Bachelors Degree from Fairleigh Dickinson University.

     Martin Alvarez is primarily responsible for the Company's Information Technology and Services. Prior to joining the Company in June 1997, Mr. Alvarez was a Senior Manager in the Management Consulting Services division of Price Waterhouse LLP. Mr. Alvarez has been involved with the growth and management of Information Technology and Services at Pinnacle since April of 1996. His experience includes work for a variety of industries that include telecommunications, entertainment, manufacturing, utilities, among other industries. Mr. Alvarez' experience includes management of various technology areas, systems development and implementation, systems programming, effectiveness evaluation and strategic planning. Mr. Alvarez earned his degree in Bachelor of Science in Engineering Science, Computer Science Option from the University of South Florida.

     Andrew Banks is Chairman of ABRY Holdings Inc. Previously, Mr. Banks was affiliated with Bain & Company, an international management consulting firm. At Bain, where he was a partner from 1986 until 1988, he shared significant responsibility for the firm's media practice. Mr. Banks is presently a director (or the equivalent) of DirecTel. Mr. Banks is a graduate of the Harvard Law School, a Rhodes Scholar holding a Master's degree from Oxford University and a graduate of the University of Florida.

     Peni Garber is a principal and secretary of ABRY Partners, Inc. ("ABRY"). She joined ABRY in 1990 from Price Waterhouse LLP where she served as Senior Accountant in the Audit Division from 1985 to 1990. Ms. Garber is presently a director (or the equivalent) of Nexstar Broadcasting Group LLC, Network Music

Holdings LLC, Quorum Broadcast Holdings Inc. and Audio Communications Network, LLC. Ms. Garber graduated summa cum laude from Bryant College.

     Peggy Koenig is a partner in ABRY. She joined ABRY in 1993. From 1988 to 1992, Ms. Koenig was a Vice President, partner and member of the Board of Directors of Sillerman Communications Management Corporation, a merchant bank, which made investments principally in the radio industry. Ms. Koenig was the Director of Finance from 1986 to 1988 for Magera Management, an independent motion picture financing company. She is presently a director (or the equivalent) of Connoisseur Communications Partners, L.P., Avalon Cable Holdings LLC and Network Music Holdings LLC. She received her MBA from the Wharton Business School and received an undergraduate degree from Cornell University.

     Royce Yudkoff is President and Managing Partner of ABRY. Previously, Mr. Yudkoff was affiliated with Bain & Company, an international management consulting firm. At Bain, where he was a partner from 1985 through 1988, he shared significant responsibility for the firm's media practice. Mr. Yudkoff is presently a director (or the equivalent) of Quorum Broadcast Holdings Inc., Nexstar Broadcasting Group, LLC, Audio Communications Network, LLC and Metrocall. He graduated as a Baker Scholar from the Harvard Business School and is an honors graduate of Dartmouth College.

Composition of the Board of Directors

     Pursuant to the terms of the Company's Certificate of Incorporation and Bylaws, the Board of Directors has the power to set the number of directors (not less than one nor more than 10) by resolution adopted by the directors of the Company. Each director is elected to serve until the next annual meeting of the stockholders, except in the case of removal or vacancy, and until his successor is duly elected and qualified or until his death or retirement or until he resigns or is removed. Currently, the number of directors is set at seven. The Company intends to maintain at all times at least two independent directors on its Board of Directors.

Committees of the Board of Directors

     Audit Committee.   The Company has established an Audit Committee composed
of Ms. Garber and Ms. Koenig. The Audit Committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the plans and results of the audit engagement, approves professional services provided by the accountants, reviews the independence of the accountants, considers the range of audit and non-audit fees and reviews the adequacy of the Company's internal accounting controls. The Audit Committee is also responsible for the review of transactions between the Company and any affiliate or entity in which a Company affiliate has a material interest.

     Compensation Committee.   The Company has established a Compensation
Committee, consisting of Mr. Yudkoff and Ms. Koenig. The Compensation Committee establishes the compensation of the Company's executive officers. The Compensation Committee also administers the Company's Stock Incentive Plan (as defined herein) and determines the amount, exercise price and vesting schedules of stock options awarded thereunder.

     Executive Committee.   The Company has established an Executive Committee
consisting of Mr. Wolsey, Ms. Koenig and Mr. Yudkoff. The Executive Committee has the authority to act in place of the Board of Directors on all matters which would otherwise come before the Board, except for such matters which are required by law or by the Company's Certificate of Incorporation or Bylaws to be acted upon exclusively by the Board.

     Other Committees.   The Board of Directors may establish other committees
as deemed necessary or appropriate from time to time.

Compensation of Directors

     All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. Directors who are employees of the Company do not receive any fee in addition to their regular salary for serving on the Board of Directors. Non-employee directors currently do not receive any fee, but will be eligible to participate in the Company's Stock Incentive Plan.

Compliance with Section 16(a) of the Exchange Act

     Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth information concerning the compensation for each of the last three years for the Chief Executive Officer and the four other most highly compensated executive officers of the Company (the "Named Executive Officers").

                                                    Summary Compensation Table

                                             Annual Compensation                          Long-term Compensation
                                  -----------------------------------------  -------------------------------------------------
                                                                                      Awards                   Payouts
                                                                  Other      ------------------------  -----------------------
                                                                  Annual     Restricted   Securities                All Other
                                                                 Compen-        Stock     Underlying      LTIP       Compen-
Name and Principal Position(a)    Year  Salary ($)  Bonus ($)   sation ($)   Awards ($)   Options (#)  Payouts ($)  sation ($)
--------------------------------  ----  ----------  ---------  ------------  -----------  -----------  -----------  ----------
Robert Wolsey...................  1998    230,731          -           -              -            -            -           -
  President, Chief Executive      1997    156,000     70,000       6,500(b)           -            -            -           -
  Officer                         1996    129,698     30,000           -              -            -            -           -

James Dell'Apa..................  1998    200,000     50,000           -              -            -            -           -
  Executive Vice                  1997    156,248          -           -              -            -            -           -
  President and Chief             1996    128,125     30,000           -              -            -            -           -
  Operating Officer

Steven Day......................  1998    153,808     15,000           -              -            -            -           -
  Vice President,                 1997    131,250          -           -         10,000            -            -           -
  Secretary and                   1996          -          -           -              -            -            -           -
  Chief Financial Officer


David Zahn......................  1998    129,453     15,000           -              -            -            -           -
  Vice President of               1997    126,260          -           -              -            -            -           -
  Operations                      1996     36,102          -           -          1,200            -            -           -

Ben Gaboury.....................  1998    129,453     15,000           -              -            -            -           -
  Vice President of Sales         1997    126,094          -           -              -            -            -           -
  and Marketing                   1996     31,789          -           -          1,200            -            -           -

--------------
(a)  See also, "Employment Agreements".
(b)  Amount of reimbursement for payment of income taxes.

Employment Agreements

     The Company has entered into employment agreements (the "Employment Agreements") with each of Messrs. Wolsey, Dell'Apa and Day (the "Principal Employees"). The terms of the Employment Agreements are substantially similar. The Employment Agreements provide that each of the Principal Employees will be employed by the Company until his resignation, death or disability or other incapacity, or until terminated by the Company. Under the Employment Agreements, each of the Principal Employees will receive, among other things, (i) an annual base salary and (ii) other benefits as described in the Employment Agreements (including those provided all employee benefit plans and arrangements that are generally available to other employees). Each of the Employment Agreements includes noncompetition and nonsolicitation provisions restricting the respective employees' ability to engage in activities competitive with the Company for a period of two years following termination of employment. In the event of the termination of an executive, the agreements provide for severance benefits including salary and health plan benefits for periods ranging from six to 18 months.

Stock Options

     There were no stock options granted or exercised during the last fiscal year. The Company currently intends to grant no more than one-half of the options available under its Stock Incentive Plan to its employees during the next twelve months. A significant portion of those options are expected to be granted on or about the date of the consummation of the IPO. The Company currently anticipates that less than one-half of such options granted during such twelve months will be granted to Named Executive Officers and that substantially all such options will have an exercise price no less than the fair market value of the Common Stock on the date of grant.

Stock Incentive Plan

     General

     The Pinnacle Holdings Inc. Stock Incentive Plan (the "Stock Incentive Plan") became effective July 1, 1998. The Stock Incentive Plan provides for awards consisting of stock option and restricted stock grants ("Awards") to employees, non-employee directors, and other persons who perform services for the Company.

     Administration

     The Stock Incentive Plan is administered by a committee consisting of at least two directors of the Company who are "non-employee directors" within the meaning of Rule 16b-3 promulgated under Section 16(b) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") and who are "outside directors" within the meaning of Section 162(m) of the Code and the regulations promulgated under Section 162(m) of the Code (the "Committee"). The Committee is authorized to select the individuals to whom Awards will be granted, determine the type, size and terms and conditions of Awards, and construe and interpret the Stock Incentive Plan. The Company's Board of Directors may appoint a different committee for the purpose of approving Awards to persons who are not subject to the requirements of Section 16(b) of the Exchange Act and Section 162(m) of the Code.

     Shares

     The maximum number of shares of Common Stock that may be made subject to Awards granted under the Stock Incentive Plan is approximately 3,000,000. In the event of any change in capitalization of the Company, however, the Committee shall adjust the maximum number and class of shares with respect to which Awards may be granted, the number and class of shares which are subject to outstanding Awards and the purchase price therefor. In addition, if any Award expires or terminates without having been exercised, the shares of Common Stock subject to the Award again become available for grant under the Stock Incentive Plan.

     Eligibility

     The Committee may grant Awards to any employee, non-employee director, consultant, advisor or independent contractor of the Company.

     Stock Options

     The Committee is authorized to grant to eligible persons options to purchase a specified number of shares of Common Stock at a stated price per share ("Options"). During any calendar year, the Committee shall not grant to any eligible person Options to purchase more than 1,000,000 shares of Common Stock. An Option may be intended to qualify as an "incentive stock option" ("ISO") pursuant to the Code, or may be intended to be a nonqualified option ("NSO"). The term of an ISO cannot exceed 10 years, and the exercise price of any

ISO must be equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of the capital stock of the Company must have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant and may not have a term exceeding five years from the grant date. The exercise price and the term of an NSO shall be determined by the Committee on the date that the NSO is granted.

     Options shall become exercisable in whole or in part by the Optionee on the date or dates specified by the Committee. The Committee may provide that an Option becomes exercisable in installments over a period of years or upon the attainment of stated goals. The Committee, in its sole discretion, may accelerate the date or dates on which an Option becomes exercisable.

     Each Option shall expire on such date or dates as the Committee shall determine at the time the Option is granted. Upon termination of an Optionee's employment with the Company (including by reason of the Optionee's death), each unexercised Option (whether or not then exercisable) shall terminate and be forfeited, except that any such Options which are then exercisable shall remain exercisable for such period after termination of the Optionee's employment as the Committee may have determined at the time the Option was granted. If an Optionee's employment with the Company is terminated for cause (as defined in the Stock Incentive Plan), all of such person's Options shall immediately terminate.

     Payment for shares of Common Stock purchased upon exercise of an Option must be made in full at the time of purchase. Payment may be made in cash or in any other manner as may be authorized by the Committee. Each Option shall be evidenced by a written agreement containing such terms and conditions consistent with the Stock Incentive Plan as shall be established by the Committee.

     Restricted Stock

     The Committee may grant to an eligible person an award of Common Stock subject to future service and such other restrictions and conditions as the Committee may determine ("Restricted Stock"). The Committee will determine the terms of such Restricted Stock, including the price, if any, to be paid by the recipient for the restricted stock, the restrictions placed on the shares and the time or times when the restrictions will lapse, at the time of the granting thereof.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth, as of December 31, 1998, information as to the Company's stock beneficially owned by (i) each director of the Company; (ii) each Named Executive Officer; (iii) all directors and executive officers of the Company as a group; and (iv) any person who is known by the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's capital stock.

                                             Class A           Class B           Class D            Class E
                                             Common             Common            Common            Common
    Name and Address of Beneficial      ------------------------------------------------------------------------
             Owner(s)(a)                Shares(b)     %    Shares(b)    %    Shares(b)    %    Shares(b)     %
----------------------------------------------------------------------------------------------------------------
ABRY II (b)                             200,000     98.8        -        -        -        -   172,266     98.6
Robert Wolsey (c)                             -        -   10,000     83.3   11,000     27.5         -        -
James M. Dell'Apa (d)                         -        -    1,500     12.5    8,975     22.4     2,500      1.4
Steven Day (e)                                -        -      500      4.2   10,000     25.0         -        -
David Zahn                                    -        -        -        -    1,000      2.5         -        -
Ben Gaboury                                   -        -        -        -    1,000      2.5         -        -
Andrew Banks (f)                             25        *        -        -        -        -         -        -
Peni Garber                                  25        *        -        -        -        -         -        -
Peggy Koenig (g)                             50        *        -        -        -        -         -        -
Royce Yudkoff (h)                       200,050     98.8        -        -        -        -   172,266     98.6
All directors and executive officers    200,150     98.8   12,000      100   31,975     79.9   174,766      100
 as a group (10 persons)


                                          Percentage
                                          of Economic         Percentage
                                           Ownership          of Voting
                                            of all             Power of
  Name and Address of Beneficial             Common           all Common
             Owner(s)(a)                     Stock              Stock
------------------------------------------------------------------------
ABRY II (b)                                    86.7               86.7
Robert Wolsey (c)                               4.9                4.9
James M. Dell'Apa (d)                           3.0                3.0
Steven Day (e)                                  2.4                2.4
David Zahn                                       *                  *
Ben Gaboury                                      *                  *
Andrew Banks (f)                                 *                  *
Peni Garber                                      *                  *
Peggy Koenig (g)                                 *                  *
Royce Yudkoff (h)                              86.7               86.7
All directors and executive officers           97.6               97.6
 as a group (10 persons)


--------------
*    Indicates less than 1 percent.
(a) The address of all persons in this table is c/o Pinnacle Towers Inc., 1549 Ringling Blvd., Sarasota, Florida 34236.
(b) ABRY Holdings, Inc., the general partner of ABRY Capital, which is the general partner of ABRY II, is wholly-owned by Mr. Yudkoff.
(c) Includes 100 shares of Class B common stock and 100 shares of Class D common stock held by Pantera, Inc. and 5,000 shares of Class B common stock and 5,000 shares of Class D common stock held by Pantera Partnership Ltd.
(d) Excludes 1,025 shares of Class D common stock held by relatives of Mr. Dell'Apa of which he disclaims beneficial ownership.
(e) Includes 500 shares of Class B common stock and 1,900 shares of Class D common stock held by Mr. Day's spouse, 200 shares of Class D common stock held by South Creek, Inc. and 6,000 shares of Class D common stock held by South Creek Partnership Ltd.
(f) Mr. Banks beneficially owns 25 shares of Class A common stock held by Audemi Corporation.
(g)  Includes 25 shares of Class A common stock held by Ms. Koenig's spouse.
(h) Mr. Yudkoff is deemed the beneficial owner of the Class A common stock and Class E common stock held by ABRY II. See note (c) above. Also includes 25 shares of Class A common stock held by Mr. Yudkoff's spouse.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


Subscription and Stockholders Agreement

     The principal stockholders of the Company (ABRY II, and Messrs. Wolsey, Dell'Apa and Day) are parties to the Stockholders Agreement. The Stockholders Agreement gives such stockholders the preemptive right, with some exceptions, to acquire their pro rata share of future issuances of capital stock of the Company. The following issuances are exempt from this preemptive right: (a) to any employee of the Company; (b) in connection with an acquisition or merger;
(c) pursuant to a public offering; (d) upon the exercise, conversion, or exchange of any option or convertible security; (e) of up to a total of 200,000 shares of Class A Common Stock to ABRY II at a price of $100 per share; (f) as a part of any recapitalization or reorganization; (g) upon the conversion of Class D Common Stock into Class C Common Stock; and (h) as a distribution to stockholders in the form of securities of the Company. This preemptive right will terminate upon the closing of the IPO. The Stockholders Agreement also provides that ABRY II will make a capital contribution of up to an aggregate of $50 million. Such capital contribution commitment will terminate upon the closing of the IPO.

     Parties to the Stockholders Agreement have certain rights and obligations in connection with (i) a sale by ABRY II of shares in the Company, (ii) a sale of the Company, and (iii) a reorganization or recapitalization of the Company in anticipation of a sale of the Company or a public offering. In the case of a sale by ABRY II of shares in the Company, the other stockholders party to the Stockholders Agreement will have the right to participate pro rata in such a sale, but such right to participate will terminate upon the closing of the IPO. In the case of a sale of the Company approved by its stockholders or a reorganization or recapitalization in anticipation of a sale or a public offering, stockholders party to the Stockholders Agreement will have the obligation to participate in such transaction.

     The Stockholders Agreement also governs the vesting of the Class D Common Stock issued to certain executives and employees of the Company. Pursuant to the Agreement, all shares of Class D Common stock issued and outstanding will automatically vest and convert into Class C Common stock upon the consummation of the IPO (and thereafter will convert into Common Stock). The Stockholders Agreement also provides for certain put and call rights among the Company and its current stockholders with respect to the Class B Common Stock and Class D Common Stock upon the termination of employment or death of Messrs. Wolsey, Dell'Apa or Day.

     The parties to the Stockholders Agreement have also entered into an agreement to effect the Recapitalization.

Capital Contribution Agreement

     The Company and ABRY II entered into a capital contribution agreement with NationsBank of Texas, N.A. (the "Capital Contribution Agreement"), pursuant to which ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million, in an amount equal to (i) 100.0% of the Company's general and administrative expenses and corporate development expenses and (ii) the amount necessary to cure any payment or financial covenant default under the Senior Credit Facility. As of December 31, 1998, ABRY II had contributed $37.2 million, not including $15.0 million of the ABRY Bridge Loan and had guaranteed an additional $3.9 million of other debt of the aggregate $50.0 million associated with capital contribution commitment.

Junior Preferred Stock

     In September 1998, ABRY/Pinnacle, Inc., an affiliate of ABRY II, purchased
32.5 shares of Junior Preferred Stock with a liquidation preference of $32.5 million. The proceeds of the sale were used to partially finance the MobileMedia Acquisition. In December 1998, ABRY/Pinnacle Inc. purchased an additional 26.2 shares of Junior Preferred Stock with a liquidation preference of $26.2 million. The proceeds of the sale were used to partially pay down the Senior Credit Facility.

Management and Consulting Services Agreement

     The Company and ABRY entered into a Management Services and Consulting Agreement as of April 17, 1995, pursuant to which the Company pays up to $75,000 per year plus reimbursable expenses in exchange for certain consulting services. The Company paid approximately $12,500 for such services and expenses from the period of inception through December 31, 1995 and approximately $55,162, $78,166 and $834,192 for such services and expenses for the years ended December 31, 1996, 1997 and 1998, respectively. The Management Services and Consulting Agreement is terminable at any time by either party with prior written notice.

Registration Rights Agreement

     The parties to the Stockholders Agreement have entered into a registration rights agreement (the "Registration Rights Agreement") pursuant to which ABRY II and its assigns may require the Company, subject to certain conditions and limitations, to register with the Securities and Exchange Commission (the "Commission") in accordance with the Securities Act all or part of the shares of Common Stock currently owned by ABRY II at the request of the holders of a majority of such shares of Common Stock. If the Company proposes to file on its own behalf or on behalf of any holders of its equity securities a registration statement under the Securities Act, then the Company is required, subject to certain conditions and limitations, to give notice thereof to the parties to the Registration Rights Agreement and to offer to include such parties shares of Common Stock in such registration. The Company may not cause any registration statement to be declared effective by the Commission within 180 days after the effective date of any other registration statement registering equity securities of the Company. The Company is generally required to bear the expenses of all such registrations, except underwriting discounts and commissions.

Pinnacle Towers II Inc.

     In November 1997, certain Company stockholders formed Pinnacle Towers II Inc. ("PTI II"). PTI II is under common control with, and therefore is an affiliate of the Company, because ABRY II and certain executives of the Company control a majority of PTI II stock. PTI II was formed for the purpose of pursuing certain opportunities such as potential joint ventures and other businesses related to the tower rental industry.

     In November 1997, the Company sold to PTI II, for approximately $2.2 million, certain of its towers and projects-in-progress. Effective April 30, 1998, the Company repurchased all of those assets from PTI II. Currently, PTI II has minimal assets and is an inactive company.

Management Indebtedness

     During the 1998 fiscal year, the Company had a loan receivable from Mr. Dell'Apa, an executive officer, in the amount of $94,000. The loan to Mr. Dell'Apa was secured by a mortgage on certain real property and by a pledge of all of Mr. Dell'Apa's Class D Common Stock of the Company. The loan bore interest payable quarterly at a rate equal to the Company's bank rate less 600 basis points. This loan was repaid in August 1998.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K


(a)  List of Financial Statements, Financial Statement Schedules and Exhibits.

     (1) and (2) - Response to this portion of Item 14 is submitted as a separate section of this report.

     (3) - Response to this portion of Item 14 is submitted as a separate section of this report.

(b)  Reports on Form 8-K.

     The Company did not file a Form 8-K during the fourth quarter of 1998.

(c) Exhibits - Response to this portion of Item 14 is submitted as a separate section of this report.

(d) Financial Statement Schedules - Response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on February 16th, 1999.

          Pinnacle Holdings Inc.
          (Registrant)


          By:    /s/ Steven Day
                 ------------------------------------------------
                 Steven Day, Chief Financial Officer
                 and Secretary

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 16th, 1999.

          Signature                 Title
          ---------                 -----


          /s/ Robert Wolsey
          ---------------------
          Robert Wolsey             President, Chief Executive Officer
                                    and Director

          /s/ Steven Day
          ---------------------
          Steven Day                Chief Financial Officer, Vice President and
                                    Secretary


          /s/ James Dell'Apa
          ---------------------
          James Dell'Apa            Executive Vice President, Chief Operating
                                    Officer and Director


          /s/ Andrew Banks
          ---------------------
          Andrew Banks              Director


          /s/ Peni Garber
          ---------------------
          Peni Garber               Director


          /s/ Peggy Koenig
          ---------------------
          Peggy Koenig              Director


          /s/ Royce Yudkoff
          ---------------------
          Royce Yudkoff             Director

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

     The following financial statements and report of independent accountants are included in Item 8:

                                                                            Page
                                                                            ----
            Report of Independent Accountants................................25
            Consolidated Balance Sheet at December 31, 1998 and
               December 31, 1997.............................................26
            Consolidated Statement of Revenues and Expenses for the
              Years Ended December 31, 1998, December 31, 1997 and
              December 31, 1996..............................................27
            Consolidated Statement of Stockholder's Equity for the
              Years Ended December 31, 1998, December 31, 1997, and
              December 31, 1996..............................................28
            Consolidated Statement of Cash Flows for the Years Ended
              December 31, 1998, December 31, 1997 and
              December 31, 1996..............................................29
            Notes to Consolidated Financial Statements.......................30


          All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                               INDEX TO EXHIBITS


Exhibit No.                              Description
-----------  -------------------------------------------------------------------
3.1.1        Amended and Restated Certificate of Incoporation of the Company **
3.1.2        Bylaws of the Company**
4.1          Indenture dated as of March 20, 1998 among the Company and The
             Bank of New York, as Trustee**
4.2 Exchange and Registration Rights Agreement dated as of March 20, 1998 by and among the Company and each of the Purchasers referred to therein**
4.3          Specimen Stock Certificate*****
4.4          Certificate of Designation Series A Senior Preferred Stock******
4.5          Certificate of Designation Series B Junior Preferred Stock******
10.1 Second Amended and Restated Credit Agreement dated February 26, 1998 by and among Pinnacle Towers, Inc., a wholly-owed subsidiary of the Company ("PTI"), NationsBank of Texas, N.A. and Goldman, Sachs Credit Partner L.P.**
10.2 First Amendment to Second Amended and Restated Credit Agreement dated March 17, 1998**
10.3         Third Amended and Restated Credit Agreement Dated May 29, 1998***
10.4         First Amendment to Third Amended and Restated Credit
             Agreement********
10.5         Second Amendment to Third Amended and Restated Credit
             Agreement*******
10.6 Form of Purchase and Sale Agreement dated January 9, 1998 by and among PTI and Southern Communications**
10.7 Form of Southern Communications Master Site Lease Agreement by and among PTI and Southern Communications**
10.8 Form of Option to Direct Construction or Acquisition of Additional Tower Facilities by and among PTI and Southern Communications**
10.9         Form of Exchange Agreement by and among PTI and Southern
             Communications*
10.10        Form of Lease Agreement-Non-Restricted Premises**
10.11        Form of Lease Agreement-Restricted Premises**
10.12 Form of Master Antenna Site Lease by and among PTI and Tylotic Communications, Inc.**
10.13 Contract of Sale by and among PTI and Teletouch Communications, Inc. and First Amendment to Control of Sale**
10.14 Executive Employment Agreement between the Company and Robert Wolsey dated May 3, 1995**
10.15 Executive Employment Agreement between the Company and Steven Day dated February 17, 1997**
10.16 Executive Employment Agreement between the Company and James Dell'Apa dated May 3, 1995**
10.17        Subscription Agreement dated December 31, 1995 by and among ABRY
             II and PTI**
10.18        Second Amended and Restated Subscription and Stockholders
             Agreement dated May 16, 1996 by and among PTI, the Company and certain stockholders**

Exhibit No.                              Description
-----------                              -----------
10.19        Capital Contribution Agreement dated February 26, 1998**
10.20 Convertible Promissory Note due 1998 dated February 11, 1998 by and among the Company and ABRY II**
10.21        Services Agreement by and among PTI and PTI II**
10.22        Amended Capital Contribution Agreement dated May 29, 1998***
10.23 Purchase Agreement dated as of July 7, 1998 among MobileMedia, its affiliates and the Company****
10.24 Proposed Form of Master Lease for Transmitter Systems Space between the Company and MobileMedia Communications, Inc.****
10.25 Amendment to Purchase Agreement dated September 2, 1998 between PTI and MobileMedia and certain of its affiliates******
10.26 Form of Management and Consulting Services Agreement dated as of April __, 1995 between Pinnacle Towers Inc. and ABRY*
10.27        Stock Incentive Plan*****
21.1         List of Subsidiaries**
27.1         Financial Data Schedule

-------------------

       * Previously filed on July 27, 1998 with Amendment No. 1 to the Company's Registration Statement on Form S-11.
      ** Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (SEC file no. 333-49147).
     *** Previously filed on June 11, 1998 with Amendment No. 1 to the Company's Registration Statement on Form S-4.
    **** Previously filed on July 17, 1998 with the Company's Registration Statement on Form S-11 (SEC file no. 333-59297).
   ***** Previously filed on August 11, 1998 with Amendment No. 2 to the Company's Registration Statement on Form S-11.
  ****** Previously filed on September 18, 1998 with the Company's Report on Form 8-K.
 ******* Previously filed on January 5, 1999 with Amendment No. 4 to the Company's Registration Statement on Form S-11.
******** Previously filed on January 21, 1999 with Amendment No. 5 to the Company's Registration Statement.


TPA3-609499.5