Form 10-Q
period 1999-03-31
PINNACLE HOLDINGS INC
filed 1999-05-17
CIK 1058986

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 1999

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

                           Telephone: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___ (The Company has not been
                                       ---
subject to such filing requirements for the past 90 days.).



At March 31, 1999, Registrant had outstanding 32,026,000 shares of $.001 par value Common Stock.

PART I.   FINANCIAL INFORMATION                                                                      Page
                                                                                                     ----
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1998 and March 31, 1999         1
            Condensed Consolidated Statements of Operations for the three months ended
             March 31, 1998 and 1999                                                                 2
            Condensed Consolidated Statement of Changes in Stockholders' Equity
            for the three months ended March 31, 1999                                                3
            Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 1998 and 1999                                                                 4
            Notes to Condensed Consolidated Financial Statements                                     5-7

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                   8-13

Item 3.     Quantitative and Qualitative Disclosures about Market Risk                               13

PART II.  OTHER INFORMATION

Item 1.     Legal Proceedings                                                                        14

Item 2      Changes in Securities and Use of Proceeds                                                14

Items 3     Not Applicable

Item  4     Submission of Matters to a Vote of Security Holders.                                     14

Item  5     Not Applicable                                                                           14

Item 6.     Exhibits and Reports on Form 8-K                                                         14

SIGNATURES                                                                                           15

EXHIBIT INDEX                                                                                        16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:
        --------------------

                            PINNACLE HOLDINGS INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                  December 31,     March 31,
                                                                                                      1998           1999
                                                                                                  -------------  -------------
                                                                                                                  (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                                         $ 13,801,190   $  1,276,209
Accounts receivable, net                                                                             1,679,390      2,176,233
Prepaid expenses and other current assets                                                            1,432,428      1,374,081
                                                                                                  ------------   ------------
 Total current assets                                                                               16,913,008      4,826,523

Tower assets, net                                                                                  473,942,309    553,888,537
Fixed assets, net                                                                                    2,476,666      2,591,363
Land                                                                                                14,613,365     15,765,504
Deferred debt issue costs, net                                                                       6,686,683      6,501,787
Other assets                                                                                         1,516,070        953,542
                                                                                                  ------------   ------------
                                                                                                  $516,148,101   $584,527,256
                                                                                                  ============   ============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                                  $  3,280,809   $  4,209,825
Accrued expenses                                                                                     5,761,016     11,443,695
Deferred revenue                                                                                     1,448,432      2,911,099
Current portion of long-term debt                                                                   15,692,912      1,002,136
                                                                                                  ------------   ------------
 Total current liabilities                                                                          26,183,169     19,566,755

Long-term debt                                                                                     417,524,802    352,876,045
Other liabilities                                                                                      125,152        183,627
                                                                                                  ------------   ------------
                                                                                                   443,833,123    372,626,427
                                                                                                  ------------   ------------
Redeemable stock:
  Series A senior preferred stock, Class B common stock, and Class D common stock                   31,643,338             --
                                                                                                  ------------   ------------

Stockholders' equity:
   Series B junior preferred stock                                                                  59,928,980             --
Common stock:
  Class A common stock, 202,500  and 0 shares issued and outstanding at December 31, 1998 and
    March 31, 1999, respectively                                                                           203             --
  Class E common stock, 174,766 and 0 shares issued and outstanding at December 31, 1998 and
    March 31, 1999, respectively                                                                           175             --
  Common Stock , $.001 par value, 100,000,000 shares authorized;  0 and 32,026,000 shares
    issued and outstanding at December 31, 1998 and March 31, 1999, respectively                            --         32,026
  Warrants                                                                                           1,000,000             --
  Additional paid-in capital                                                                        33,136,302    276,565,895
  Accumulated deficit                                                                              (53,394,020)   (64,697,092)
                                                                                                  ------------   ------------
                                                                                                    40,671,640    211,900,829
                                                                                                  ------------   ------------
                                                                                                  $516,148,101   $584,527,256
                                                                                                  ============   ============


 The accompanying Notes to Condensed Consolidated Financial Statements are an
                 integral part of these condensed financial statements.

                            PINNACLE HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Three Months Ended
                                                                                March 31,
                                                                   ----------------------------------
                                                                         1998              1999
                                                                   ----------------  ----------------
                                                                     (unaudited)       (unaudited)
Revenue                                                               $  5,372,833    $   12,008,208
Operating expenses, excluding depreciation and amortization                851,371         2,232,651
                                                                     -------------    --------------
          Gross margin, excluding depreciation and amortization          4,521,462         9,775,557
Other expenses:
           General and administrative                                      419,809           843,464
           Corporate development                                         1,288,807         1,711,283
           State franchise, excise and minimum taxes                        70,424           200,975
           Depreciation                                                  2,950,850         8,994,211
                                                                     -------------    --------------
                                                                         4,729,890        11,749,933
                                                                     -------------    --------------
Loss from operations                                                 (     208,428)   (    1,974,376)
Interest expense                                                         3,102,826         3,900,192
Amortization of original issue discount and debt issuance costs            610,471         5,428,504
                                                                     -------------    --------------
Net loss                                                             ($  3,921,725)   ($  11,303,072)
                                                                     =============    ==============
Payable-in-kind preferred dividends and accretion                                -         2,930,338
                                                                     =============    ==============
Net loss attributable to common shareholders                         ($  3,921,725)   ($  14,233,410)
                                                                     =============    ==============
Basic and diluted loss per common share/(a)/                         ($       0.43)   ($        0.79)
                                                                     =============    ==============
Weighted average number of common shares outstanding                     9,115,653        18,067,533
                                                                     =============    ==============

(a) Basic loss per common share in 1999 and 1998 have been computed based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering (Note 3).


 The accompanying Notes to Condensed Consolidated Financial Statements are an
            integral part of these condensed financial statements.

                             PNNACLE HOLDINGS INC

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                        Series B
                                         Junior                                          Class A                 Class E
                                     preferred Stock             Common stock          common stock            common stock
                                -------------------------     ------------------   -------------------      -----------------
                                  Shares       Amount           Shares   Amount     Shares      Amount        Shares   Amount
                                ----------  -------------     ---------  -------   --------   --------      ---------  ------
Balance at December 31, 1998      60.40     $  59,928,980             -        -    202,500    $  203        174,766   $ 175

Unaudited:
Dividends and accretion on
  Preferred Stock                  1.27         1,767,106             -        -

Issuance of common stock,
 net of issuance costs, and
 conversion (Note 2)                                         32,026,000  $32,026   (202,500)     (203)      (174,766)   (175)


Liquidation of Series A
 Senior Preferred Stock

Liquidation of Series B
 Junior Preferred Stock          (61.67)     ( 61,696,086)

Distribution of contributed
 capital and yield on various
 classes of common stock

Net Loss                         ------     -------------    ----------  -------   --------   -------       --------   -----

Balance at March 31, 1999             -     $           -    32,026,000  $32,026          -   $     -              -   $
                                 ======     =============    ==========  =======   ========   =======       ========   =====


                                                      Additional
                                                       paid-in           Accumulated      Stockholders'
                                      Warrants         capital             deficit           equity
                                    ------------     ------------       ------------      --------------
Balance at December 31, 1998        $  1,000,000      $ 33,136,302      ($53,394,020)      $  40,671,640

Unaudited:
Dividends and accretion on
  Preferred Stock                                     (  2,930,338)                        (   1,163,232)

Issuance of common stock,
 net of issuance costs, and
 conversion (Note 2)                                   290,064,403                           290,096,051

Liquidation of Series A
 Senior Preferred Stock             (  1,000,000)                                          (   1,000,000)

Liquidation of Series B
 Junior Preferred Stock                                                                    (  61,696,086)

Distribution of contributed
 capital and yield on various
 classes of common stock                              ( 43,704,472)                        (  43,704,472)

Net Loss

Balance at March 31, 1999                                               ( 11,303,072)      (  11,303,072)
                                    ------------      ------------      ------------       -------------

                                    $          _      $276,565,895      ($64,697,092)      $ 211,900,829
                                    ============      ============      ============       =============

 The accompanying Notes to Condensed Consolidated Financial Statements are an
             integral part of these condensed financial statements

                            PINNACLE HOLDINGS INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                            -------------------------------------
                                                                                   1998               1999
                                                                            ---------------       ---------------
                                                                               (unaudited)         (unaudited)
Cash flows from operating activities:
 Net loss                                                                       ($  3,921,725)    ($  11,303,072)
                                                                                 ------------      -------------
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                               2,950,850          8,994,211
         Amortization of original issue discount and debt issuance costs              610,471          5,428,504
         Provision for doubtful accounts                                               30,000                  -
         (Increase) decrease in:
            Accounts receivable, gross                                          (     408,193)    (      487,059)
            Prepaid expenses and other current assets                           (   1,589,765)            58,347
            Other assets                                                               60,736            562,528
         Increase (decrease) in:
            Accounts payable                                                        2,307,159            929,016
            Accrued expenses                                                    (     203,553)         5,682,679
            Deferred revenue                                                          698,038          1,462,667
            Other liabilities                                                   (      21,721)            58,475
                                                                                -------------     --------------
               Total adjustments                                                    4,434,022         22,689,368
                                                                                -------------     --------------
Net cash provided by operating activities                                             512,297         11,386,296
                                                                                -------------     --------------
Cash flows from investing activities:
          Payments made in connection with acquisitions:
             Tower assets                                                       (  96,440,006)    (   71,020,067)
             Land                                                               (   4,268,873)    (    1,152,139)
          Capital expenditures:
            Tower assets                                                        (  10,122,475)    (   13,134,730)
             Fixed assets                                                       (     216,188)    (      350,473)
                                                                                -------------     --------------
Net cash used in investing activities                                           ( 111,047,542)    (   85,657,409)
                                                                                -------------     --------------
Cash flows from financing activities:
          Borrowings under long-term debt, net                                    307,028,824         50,000,000
          Repayment of long-term debt                                           ( 204,023,448)    (  139,142,790)
          Proceeds from issuance of common stock, net                               9,567,709        288,335,011
          Liquidation of PIK preferred stock and warrants                                   -     (   93,741,617)
          Distribution of contributed capital and payment of
           accretion on various classes of common stock                         (     412,888)    (   43,704,472)
                                                                                -------------     --------------
Net cash provided by financing activities                                         112,160,197         61,746,132
                                                                                -------------     --------------
Net increase (decrease) in cash and cash equivalents                                1,624,952     (   12,524,981)
Cash and cash equivalents, beginning of period                                      1,693,923         13,801,190
                                                                                -------------     --------------
Cash and cash equivalents, end of period                                         $  3,318,875      $   1,276,209
                                                                                =============     ==============
Supplemental disclosure of cash flows:
         Cash paid for interest                                                  $  4,416,557      $   4,702,341
                                                                                =============     ==============

Non-Cash Transactions:
         Seller debt issued in connection with acquisitions                      $          _      $   4,559,650

 The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                            Pinnacle Holdings Inc.
             Notes to Condensed Consolidated Financial Statements

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

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of March 31, 1999 and for the three month periods ended March 31, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods . These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998.

The Company's Consolidated Statements of Operations for the three month period ended March 31, 1999, reflect all components of Comprehensive Income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

2. Acquisitions

The Company actively acquires communications towers and related real estate assets.

On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these towers, located in Georgia, Alabama, Mississippi, and Florida.

On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 towers for an aggregate purchase price of approximately $170 million (the "MobileMedia Acquisition"). MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired towers for aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The Company has integrated these towers into its rental tower business and is leasing space on these towers to other third party wireless communications providers. The towers are located in the Southeastern United States, Southern California and New England.

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

During the three months ended March 31, 1999, the Company completed 27 acquisitions of 109 towers and related assets, all of which were individually insignificant to the Company, from various sellers for an aggregate purchase price of $58,513,409 consisting of $53,953,759 in cash and $4,559,650 of notes payable to the former tower owners.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 1998. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                                Pro Forma
                                                -----------------------------------------
                                                     March 31,            March 31,
                                                       1998                  1999
                                                -------------------  --------------------
                                                    (unaudited)          (unaudited)
Revenue                                              $   9,061,275         $  12,854,268
Gross margin, excluding depreciation                     7,305,093            10,442,837
Net loss                                             (  14,458,152)        (  12,355,972)
Net loss attributable to common shareholders         (  14,458,152)        (  15,286,310)
Net loss per common share                            (        1.59)        (        0.85)

3. Initial Public Offering and Stockholders' Equity

On February 19, 1999, the Company completed its initial public offering of common stock ("the Offering") whereby the Company sold 20,000,000 shares of a new class of common stock (the "Common Stock"). In addition, on March 19, 1999, the Underwriters over-allotment options were exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the Offering of approximately $288 million.

In connection with the Offering, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares of the Common Stock sold in the Offering and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the Offering to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of the Company other than Class D Common Stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common Stock were converted into approximately 1,428,691 shares of Common Stock.

The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the Offering, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the Offering, which amount equaled the amount of yield such shares had accrued from the date of their issuances through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

Other uses of proceeds from the Offering were: (1) approximately $32.0 redeemed the outstanding shares of the Company's Series A Senior Preferred Stock (the "Senior Preferred Stock"); (2) approximately $61.7 million redeemed the outstanding shares of the Company's Series B Junior Preferred Stock (the "Junior Preferred Stock"); (3) approximately $15.7 million repaid in full and retired loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility (as defined herein); and,
(5) $11.4 was used to fund the closing of pending acquisitions proximate to the date the funds were available from the Offering.

4. Commitments

As of and subsequent to March 31, 1999, the Company entered into several letters of intent with various third parties to purchase 35 towers, reflecting an aggregate commitment to pay approximately $54,345,000, all of which are subject to consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
of Operations:
-------------

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in the Company's Amendment No. 6 to Registration Statement on Form S-11 (No. 333-59297) filed on February 17, 1999 (the "Registration Statement").

The Company

The Company acquires and constructs communications towers and leases space on such towers to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. The Company's objective is to own and operate clusters of rental towers in areas where there is significant existing and expected continued growth in the demand for rental towers by wireless communications providers. The Company seeks to obtain a significant ownership position of tower assets in its targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks.

The Company's growth has come primarily from aggressively pursuing tower acquisitions in areas that complement the Company's existing base of rental towers and the expansion into additional high growth wireless communications markets. The Company also selectively constructs new towers to further augment its tower portfolio. The Company is the leading provider of wireless communications rental tower space in the Southeastern United States. Recently, the Company has expanded its tower operations to new markets in New England and Southern California, and continues to consider attractive tower acquisition opportunities in other areas with high wireless communications growth.

Since commencing operations in May 1995, through March 31, 1999, the Company has completed 237 acquisitions through which it has acquired 908 towers and has constructed an additional 93 towers in such high growth markets as Atlanta, Birmingham, New Orleans, Orlando and Tampa. As of March 31, 1999, the Company also has agreements or letters of intent to acquire 35 additional towers. As a result of its extensive existing and growing tower base, the Company believes it is well-positioned to continue to capitalize on the growth opportunities available in the rapidly consolidating and highly fragmented tower rental industry.

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

The Company has designed and implemented a three-tiered growth strategy that focuses on: (i) increasing revenue yield per tower through aggressive marketing and development; (ii) continuing to acquire towers in key markets; and (iii) selective new tower construction. In order to effect its strategy, the Company has created a highly focused, structured organization in which significant resources are devoted to acquiring or constructing towers on strategically located sites supported by customer demand. In addition to supporting the buy/don't buy decision regarding potential acquisitions, the Company uses its proprietary information systems and other systems to rapidly integrate new towers and initiate sales and marketing efforts immediately following their acquisition or construction.

Results of Operations

Three months ended March 31, 1999 compared to three months ended March 31, 1998

Tower revenues increased 123.5% to $12.0 million for the three month period ended March 31, 1999 from $5.4 million for the three month period ended March 31, 1998. This increase is attributable to additional revenue resulting from the acquisition and construction of 125 towers during the three month period ended March 31, 1999, the results of which are reflected from the time of acquisition or construction in the three month period ended March 31, 1999, the inclusion of results from 308 towers acquired or constructed during the period from April 1, 1998 through December 31, 1998 for the entire three month period ended March 31, 1999, and the inclusion of results from 201 towers acquired in March 1998 for the full three month period ended March 31, 1999. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Operating expenses, excluding depreciation and amortization, increased 162.2% to $2.2 million for the three month period ended March 31, 1999 from $0.9 million for the three month period ended March 31, 1998. This increase is consistent with the purchase and construction of towers and the related increases in revenue as discussed above. Operating expenses as a percentage of revenue increased to 18.6% for the three month period ended March 31, 1999 from 15.9% for the three month period ended March 31, 1998. The change primarily results from the continuing change in the mix of tower assets due to ongoing acquisition and build activity occurring since March 31, 1998. The portfolio of tower assets owned by the Company during the three months ended March 31, 1999 have slightly higher expenses as a percentage of tower revenue than the substantially smaller portfolio of tower assets owned during the three months ended March 31, 1998. The specific areas of expenses effected include ground rents, property taxes and certain maintenance costs related to the Company's site improvement program, which is designed to enhance marketability of sites to the Company's customers.

General and administrative expenses, as a percentage of revenue, decreased to 7.0% of revenue for the three month period ended March 31, 1999 from 7.8% for the three month period ended March 31, 1998 reflecting the growth in revenues resulting from the Company's continued success in implementing its growth strategy over the past year. These expenses decreased $0.4 million as a result of economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of towers, offset partially by the effect of increases in expenses from additional staffing due to the Company becoming a public registrant and related increases in professional fees, increased levels of advertising and marketing expenditures and increases in rent and related costs associated with the Company's growth.

Corporate development expenses increased 32.8% to $1.7 million for the three month period ended March 31, 1999 from $1.3 million for the three month period ended March 31, 1998. The increase in corporate development expenses reflects the higher costs associated with the Company's expansion of its acquisition and construction strategies and related tower development efforts. Corporate development expenses decreased as a percentage of revenue from 24.0% for the three month period ended March 31, 1998 to 14.2% for the three month period ended March 31, 1999 because of the incremental increase in revenue from the comparative period in 1998 and economies of scale resulting from such growth.

State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions increased to $0.20 million for the three month period ended March 31, 1999 from $0.01 million for the three month period ended March 31, 1998. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1999 is primarily attributable to the Company's significant expansion of its geographic region primarily through acquisitions.

Depreciation expense increased 204.8% to $9.0 million for the three month period ended March 31, 1999 from $3.0 million for the three month period ended March 31, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

Interest expense, net of amortization of original issue discount and debt issuance costs, increased 25.6% to $3.9 million for the three month period ended March 31, 1999 from $3.1 million for the three month period ended March 31, 1998. The increase in interest expenses was attributable to increased average borrowings associated with the Company's acquisitions during the three period ended March 31, 1999 as compared to the three month period ended March 31, 1998, offset by the Company being subject to lower average interest rates on its average borrowings for the three month period ended March 31, 1999 as compared to the three month period ended March 31, 1998.

Amortization of original issue discount and debt issuance cost increased to $5.4 million for the three month period ended March 31, 1999 from $0.6 million for the three month period ended March 31, 1998. The prior year period included amortization of original issue discount for only a partial month as the sale of the Senior Discount Notes was consummated on March 20, 1998, compared to a full quarter of amortization for the 1999 period.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its 10% Senior Discount Notes (the "Senior Discount Notes"). The Company had a working capital deficit of $14.7 million and $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY II repaid on February 24, 1999) as of March 31, 1999 and December 31, 1998, respectively. The Company's ratio of total debt to stockholders' equity was 1.7 to 1.0 at March 31, 1999 and 10.7 to 1.0 at December 31, 1998.

The Company has a senior secured credit agreement (the "Senior Credit Facility") with NationsBank, N.A. and certain other lenders that provides a revolving line of credit for borrowings of up to $250 million, of which $200 million is currently committed. The Company is seeking to obtain commitments that would increase the total commitment to $250 million. The Company may make borrowings and repayments until December 31, 2005. Beginning March 31, 2000, the availability under the revolving line of credit starts reducing by specified amounts on a quarterly basis until December 31, 2005 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 2.00% or the 90-day London Interbank Offered Rate plus a margin of up to 3.00%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of towers. As of March 31, 1999, there was approximately $120.3 million available under the Senior Credit Facility (assuming an increased commitment of $250 million), after giving effect to approximately $21.2 million of outstanding letters of credit, which reduce availability under the Senior Credit Facility.

The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $24.2 million at March 31, 1999.

In March 1998, the Company completed its offering of its Senior Discount Notes. The Company received net proceeds of approximately $192.8 million from the Senior Notes Offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon, to repay in full and retire a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an indenture dated as of March 20, 1998 and will mature on March 15, 2008. Until March 15, 2003, the Company's interest expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require annual cash interest payments of $32.5 million.

In September 1998, in order to finance the MobileMedia Acquisition, the Company sold two newly issued series of Preferred Stock, the Senior Preferred Stock with a liquidation preference of $30.0 million and the Junior Preferred Stock with a liquidation preference of $32.5 million. Included in the sale of the Senior Preferred Stock were warrants to purchase approximately .75% of the Company's outstanding common stock. The warrants were cancelled upon the redemption of the Senior Preferred Stock. ABRY/Pinnacle, Inc., an affiliate of ABRY II, purchased the Junior Preferred Stock. In addition to the proceeds from the above sales, the MobileMedia Acquisition was funded with the ABRY Bridge Loan and borrowings under the Senior Credit Facility. In December 1998, the Company issued $26.2 million of additional Junior Preferred Stock to ABRY/Pinnacle, Inc. The proceeds from the sale of the Junior Preferred Stock were used to fund tower acquisitions and pay operating costs. The Senior Preferred Stock and the Junior Preferred Stock were entitled to receive dividends, payable quarterly, at a current rate of 14% per annum. The Senior Preferred Stock and the Junior Preferred Stock were redeemable, at the option of the Company, in whole (but not in part), at any time at a redemption price equal to the aggregate liquidation preference thereof, plus all accumulated but unpaid dividends to the date of redemption.

The principal stockholders of the Company (ABRY II, and Messrs. Wolsey, Dell'Apa and Day) were parties to a Subscription and Stockholders Agreement, dated as of May 16, 1996, as amended (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million. As of December 31, 1998, ABRY II had contributed $37.2 million and had guaranteed an additional $3.9 million of other debt under the aggregate $50.0 million capital contribution commitment. Such capital contribution commitment terminated upon the closing of the Offering. Additionally, as of December 31, 1998, ABRY II or an affiliate had contributed separately $73.7 million to the Company, including $15.0 million outstanding under the ABRY Bridge Loan and $58.7 million of Junior Preferred Stock. The Stockholders Agreement was terminated upon completion of the Offering.

On February 19, 1999, the Company completed its initial public offering of Common Stock whereby the Company sold 20,000,000 shares of Common Stock. In addition, on March 19, 1999, the Underwriters over-allotment options were exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the offering of approximately $290 million before deducting costs of the Offering.

In connection with the Offering, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY II, and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares of the Common Stock sold in the Offering and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the Offering to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of the Company other than Class D Common Stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common Stock were converted into approximately 1,428,691 shares of Common Stock.

The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the Offering, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the Offering, which amount equaled the amount of yield such shares had accrued from the date of their issuances through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

Other uses of proceeds from the Offering were: (1) approximately $32.0 redeemed the outstanding shares of the Company's Senior Preferred Stock; (2) approximately $61.7 million redeemed the outstanding shares of the Company's Junior Preferred Stock; (3) approximately $15.7 million repaid in full and retired a loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility; and, (5) $11.4 was used to fund the closing of pending acquisitions proximate to the date the funds were available from the Offering.

Capital expenditures, including acquisitions, for the three months ended March 31, 1999 were $85.7 million, compared to $111.0 million in the comparable 1998 period. The Company anticipates that it will spend approximately $182.1 million on capital expenditures during the period from April 1, 1999 through December 31, 1999, including various individually immaterial acquisitions in the Company's current targeted acquisitions pipeline, construction and upgrading of additional towers. Depending on availability of additional capital, the Company expects that it may make substantial capital expenditures for acquisitions, construction and upgrading of additional towers in 1999 and 2000.

The Company believes that cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. The Company currently anticipates that it will seek additional financing in order to pursue additional acquisitions, construction activity and other capital expenditures that will require funding in excess of available Offering proceeds and funds available under its Senior Credit Facility. Such additional financing may be obtained by the Company through public or private debt and equity offerings or increasing availability under its Senior Credit Facility. There can be no assurance that such financing will be commercially available through an increased commitment under the Senior Credit Facility or otherwise or be permitted by the terms of the Company's existing indebtedness. The Company currently could not incur significant additional indebtedness by increasing its availability under the Senior Credit Facility or issuing additional private or public debt without first modifying certain of its covenants contained in the indenture governing the Senior Discount Notes. To the extent that the Company is unable to finance future capital expenditures, it may not be able to achieve its current business strategy.

Inflation

Because of the relatively low levels of inflation experienced in 1995, 1996, 1997, 1998 and as of March 31, 1999, inflation did not have a significant effect on the Company's results in such years.

Year 2000

The Company utilizes management information systems and software technology that may be affected by Year 2000 issues throughout its businesses. During fiscal 1996, the Company began to implement plans to ensure those systems continue to meet its internal and external requirements. During fiscal 1998, the Company completed the modifications and testing of its information systems and believes that it is substantially Year 2000 compliant. The Company has developed questionnaires and contacted key suppliers and customers regarding their Year 2000 compliance to determine any impact on its operations. In general, the suppliers and customers have developed or are in the process of developing plans to address Year 2000 issues. The Company will continue to monitor and evaluate the progress of its suppliers and customers on this critical matter.

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

Recent Accounting Pronouncements

Not applicable.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
         ----------------------------------------------------------

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

The following table represents the future principal payment obligations and weighted-average interest rates associated with the Company's existing long-term debt instruments assuming the Company's actual level of long-term indebtedness of $329,651,613 under the Senior Discount Notes and the Senior Credit Facility as of March 31, 1999:

Expected Maturity Date
                            1999         2000         2001         2002          2003   Thereafter
Liabilities
Long-term Debt
Fixed Rate
(10.00%)                      --           --           --           --            --  $325,000,000
Variable Rate
(Weighted Average
Interest Rate of 8.58%)    $  --  $10,845,000  $16,267,500  $21,690,000   $59,647,500  $         --

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

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

The Company completed the Offering of Common Stock on February 19, 1999. The proceeds were used to redeem outstanding preferred stock, repay debt, and to make distributions to certain stockholders in accordance with the Company's recapitalization agreement. The shares outstanding of various classes of common stock of the Company were also converted into shares of Common Stock made available through the Offering, the only class of common stock which remains authorized subsequent to the Offering. See Note 3 to the financial statements at
Item I, Part 1 above for further details.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

     On February 5, 1999, the stockholders of the Company representing a majority of the shares of the Company's common stock approved the following matters by written consent in lieu of a special meeting; (i) adoption of the Company's Amended and Restated Certificate of Incorporation, (ii) the adoption of the Pinnacle Holdings Inc. Stock Incentive Plan, and (iii) adoption of indemnification agreements with its officers and directors.

     On February 16, 1999, at their annual meeting, the stockholders of the Company unanimously approved the re-election of the seven existing members of the Company's Board of Directors.

Item 5.  Other Information.
         -----------------

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) Reports on Form 8-K. The Company filed no reports on form 8-K during the three month period ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Pinnacle Holdings Inc.

Date May 17, 1999                      By: /s/ Steven R. Day
                                           -----------------
                                           Steven R. Day
                                           Chief Financial Officer
                                           Vice President

                                       Duly Authorized Officer and Principal
                                       Financial Officer.

                                 EXHIBIT INDEX

Designation     Description
-----------     -----------

3.1.1  Amended and Restated Certificate of Incorporation.*

3.1.2  Bylaws of the Company.**

27.1   Financial Data Schedule

__________________

* Previously filed on February 17, 1999 with Amendment No. 6 to the Company's Registration Statement on Form S-11 (S.E.C. File No. 333-59297).

** Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (S.E.C. File No. 333-49147).