Form 10-Q
period 1999-06-30
PINNACLE HOLDINGS INC
filed 1999-08-16
CIK 1058986

                                   FORM 10-Q
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended June 30, 1999

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

At August 13, 1999, Registrant has outstanding 40,676,000 shares of $.001 par value Common Stock.

PART I. FINANCIAL INFORMATION                                                                       Page
                                                                                                    -----
Item 1. Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1998 and June 30, 1999             1
            Condensed Consolidated Statements of Operations for the six months ended
             June 30, 1998 and 1999                                                                     2
            Condensed Consolidated Statements of Operations for the three months ended
             June 30, 1998 and 1999                                                                     3
            Condensed Consolidated Statement of Changes in Stockholders' Equity for the six months
             ended June 30, 1999                                                                        4
            Condensed Consolidated Statements of Cash Flows for the six months ended
             June 30, 1998 and 1999                                                                     5
            Notes to Condensed Consolidated Financial Statements                                      6-8

Item 2.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                   9-15

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                              15-16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                          17

Item 2      Not Applicable                                                                             17

Items 3     Not Applicable

Item 4      Not Applicable                                                                             17

Item 5      Not Applicable                                                                             17

Item 6.     Exhibits and Reports on Form 8-K                                                           17

SIGNATURES                                                                                             18

EXHIBIT INDEX                                                                                          19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
         --------------------

                            PINNACLE HOLDINGS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                                   December 31,        June 30
                                                                                                       1998             1999
                                                                                                  --------------   --------------
                                                                                                                     (Unaudited)
Assets
Current assets:
Cash and cash equivalents                                                                          $  13,801,190    $   5,064,737
Accounts receivable, net                                                                               1,679,390        3,423,494
Prepaid expenses and other current assets                                                              1,432,428        1,424,282
                                                                                                   -------------    -------------
 Total current assets                                                                                 16,913,008        9,912,513
Tower assets, net                                                                                    473,942,309      616,606,810
Fixed assets, net                                                                                      2,476,666        2,516,631
Land                                                                                                  14,613,365       21,587,295
Deferred debt issue costs, net                                                                         6,686,683       13,366,219
Other assets                                                                                           1,516,070        1,287,862
                                                                                                   -------------    -------------
                                                                                                   $ 516,148,101    $ 665,277,330
                                                                                                   =============    =============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                                   $   3,280,809    $   6,743,652
Accrued expenses                                                                                       5,761,016       13,916,177
Deferred revenue                                                                                       1,448,432        3,043,024
Current portion of long-term debt                                                                     15,692,912        1,074,181
                                                                                                   -------------    -------------
 Total current liabilities                                                                            26,183,169       24,777,034
Long-term debt                                                                                       417,524,802      442,094,869
Other liabilities                                                                                        125,152          267,998
                                                                                                   -------------    -------------
                                                                                                     443,833,123      467,139,901
                                                                                                   -------------    -------------
Redeemable stock:
 Series A senior preferred stock, Class B common stock, and Class D common stock                      31,643,338               --
                                                                                                   -------------    -------------

Stockholders' equity:
 Series B junior preferred stock                                                                      59,928,980               --
Common stock:
 Class A common stock, 202,500  and 0 shares issued and outstanding at December 31, 1998 and
  June 30, 1999, respectively                                                                                203               --
 Class E common stock, 174,766 and 0 shares issued and outstanding at December 31, 1998 and
  June 30, 1999, respectively                                                                                175               --
 Common Stock , $.001 par value, 100,000,000 shares authorized;  0 and 32,026,000 shares issued
  and outstanding at December 31, 1998 and June 30, 1999, respectively                                        --           32,026
 Warrants                                                                                              1,000,000               --
 Additional paid-in capital                                                                           33,136,302      274,973,939
 Accumulated deficit                                                                                 (53,394,020)     (76,868,536)
                                                                                                   -------------    -------------
                                                                                                      40,671,640      198,137,429
                                                                                                   -------------    -------------
                                                                                                   $ 516,148,101    $ 665,277,330
                                                                                                   =============    =============

 The accompanying Notes to Condensed Consolidated Financial Statements are an
            integral part of these condensed financial statements.

                            PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Six Months Ended
                                                                                June 30,
                                                                   ---------------------------------
                                                                         1998              1999
                                                                   ---------------   ---------------
                                                                     (unaudited)       (unaudited)
Revenue                                                               $ 12,544,096      $ 25,756,967
Operating expenses, excluding depreciation and amortization              2,530,987         4,827,407
                                                                    --------------    --------------
        Gross margin, excluding depreciation and amortization           10,013,109        20,929,560
Other expenses:
        General and administrative                                       1,409,856         1,612,255
        Corporate development                                            3,277,978         3,271,064
        State franchise, excise and minimum taxes                          282,647           404,334
        Depreciation                                                     7,970,717        19,648,671
                                                                    --------------    --------------
                                                                        12,941,198        24,936,324
                                                                    --------------    --------------
Loss from operations                                                    (2,928,089)       (4,006,764)
Interest expense                                                         4,550,342         8,240,059
Amortization of original issue discount and debt issuance costs          5,660,731        11,227,693
                                                                    --------------    --------------
Net loss                                                             ($ 13,139,162)    ($ 23,474,516)
                                                                    ==============    ==============
Payable-in-kind preferred dividends and accretion                                -         2,930,338
                                                                    ==============    ==============
Net loss attributable to common shareholders                         ($ 13,139,162)    ($ 26,404,854)
                                                                    ==============    ==============
Basic and diluted loss per common share/(a)/                         ($       1.37)    ($       1.05)
                                                                    ==============    ==============
Weighted average number of common shares outstanding                     9,560,270        25,085,326
                                                                    ==============    ==============

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

                            PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                               June 30,
                                                                   --------------------------------
                                                                        1998              1999
                                                                   --------------   ---------------
                                                                     (unaudited)      (unaudited)
Revenue                                                              $  7,171,263      $ 13,748,759
Operating expenses, excluding depreciation and amortization             1,679,616         2,594,756
                                                                    -------------    --------------
        Gross margin, excluding depreciation and amortization           5,491,647        11,154,003
Other expenses:
        General and administrative                                        990,047           768,791
        Corporate development                                           1,989,171         1,559,781
        State franchise, excise and minimum taxes                         212,223           203,359
        Depreciation                                                    5,019,867        10,654,460
                                                                    -------------    --------------
                                                                        8,211,308        13,186,391
                                                                    -------------    --------------
Loss from operations                                                   (2,719,661)       (2,032,388)
Interest expense                                                        1,447,516         4,339,867
Amortization of original issue discount and debt issuance costs         5,050,260         5,799,189
                                                                    -------------    --------------
Net loss                                                            ($  9,217,437)    ($ 12,171,444)
                                                                    =============    ==============
Payable-in-kind preferred dividends and accretion                               -                 -
                                                                    =============    ==============
Net loss attributable to common shareholders                        ($  9,217,437)    ($ 12,171,444)
                                                                    =============    ==============
Basic and diluted loss per common share(a)                          ($       0.92)    ($       0.38)
                                                                    =============    ==============
Weighted average number of common shares outstanding                   10,000,000        32,026,000
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

                             PNNACLE HOLDINGS INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                    Series B
                                     Junior                                             Class A                 Class E
                                  preferred Stock              Common stock           common stock            common  stock
                               --------------------    ------------------------   --------------------   ----------------------
                               Shares       Amount       Shares          Amount   Shares        Amount    Shares         Amount
                               ------     -----------  ----------       -------   ------       -------   -------         ------
Balance at December 31,
 1998                           60.40     $59,928,980           -             -   202,500       $  203   174,766          $ 175

Unaudited:
Dividends and accretion on
 Preferred Stock                 1.27       1,767,106           -             -

Issuance of common stock,
 net of issuance costs, and
 conversion (Note 2)                                   32,026,000       $32,026  (202,500)        (203) (174,766)          (175)

Liquidation of Series A
 Senior Preferred Stock

Liquidation of Series B
 Junior Preferred Stock        (61.67)    (61,696,086)

Distribution of
 contributed capital
 and yield on various
 classes of common stock

Net Loss
                               ------     -----------  ----------       -------    ------      -------   -------          -----
Balance at June 30, 1999            -     $         -  32,026,000       $32,026         -      $     -         -          $   -
                               ======     ===========  ==========       =======    ======      =======   =======          =====
                                                             Additional
                                                               paid-in      Accumulated     Stockholders
                                               Warrants       capital          deficit         equity
                                             ------------   ------------   --------------  ------------
Balance at December 31, 1998                  $ 1,000,000   $ 33,136,302   ($53,394,020)   $ 40,671,640


Dividends and accretion on
 Preferred Stock                                              (2,930,338)                    (1,163,232)

Issuance of common stock,
 net of issuance costs, and
 conversion (Note 2)                                         288,515,709                    288,547,357

Liquidation of Series A
 Senior Preferred Stock                        (1,000,000)                                   (1,000,000)

Liquidation of Series B
 Junior Preferred Stock                                                                     (61,696,086)

Distribution of
 contributed capital
 and yield on various
 classes of common stock                                     (43,747,734)                   (43,747,734)

Net Loss                                                                    (23,474,516)    (23,474,516)

Balance at June 30, 1999                      -----------   ------------    -----------    ------------
                                              $         -   $274,973,939   ($76,868,536)   $198,137,429
                                              ===========   ============    ===========   =============

 The accompanying Notes to Condensed Consolidated Financial Statements are an
            integral part of these condensed financial statements.

                            PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                            ------------------------------------
                                                                                  1998               1999
                                                                            -----------------  -----------------
                                                                                  (unaudited)        (unaudited)
Cash flows from operating activities:
 Net loss                                                                      ($ 13,139,161)     ($ 23,474,516)
                                                                                ------------       ------------
   Adjustments to reconcile net loss to net cash provided
    by operating activities:
      Depreciation                                                                 7,491,853         19,648,671
      Amortization of original issue discount and debt issuance costs              6,139,595         11,227,693
      Provision for doubtful accounts                                                125,000                  -
     (Increase) decrease in:
        Accounts receivable, gross                                                  (687,177)        (1,744,104)
        Prepaid expenses and other current assets                                   ( 77,695)             8,146
        Other assets                                                                ( 28,957)           228,208
     Increase (decrease) in:
        Accounts payable                                                             551,165          3,462,843
        Accrued expenses                                                             334,508          8,155,161
        Deferred revenue                                                             695,217          1,594,592
        Other liabilities                                                            436,070            142,846
                                                                                ------------       ------------
          Total adjustments                                                       14,979,579         42,724,056
                                                                                ------------       ------------
Net cash provided by operating activities                                          1,840,418         19,249,540
                                                                                ------------       ------------
Cash flows from investing activities:
        Payments made in connection with acquisitions:
          Tower assets                                                          (134,122,836)      (133,408,741)
          Land                                                                    (5,313,807)        (6,973,931)
        Capital expenditures:
          Tower assets                                                           (20,692,616)       (23,578,316)
          Fixed assets                                                              (630,374)          (475,829)
                                                                                ------------       ------------
Net cash used in investing activities                                           (160,759,633)      (164,436,817)
                                                                                ------------       ------------
Cash flows from financing activities:
        Borrowings under long-term debt, net                                     355,821,177        304,850,661
        Repayment of long-term debt                                             (206,235,241)      (317,696,803)
        Proceeds from issuance of common stock, net                               10,767,709        286,786,317
        Liquidation of PIK preferred stock and warrants                                    -        (93,741,617)
        Distribution of contributed capital and payment of
        accretion on various classes of common stock                                (412,888)       (43,747,734)
                                                                                ------------       ------------
Net cash provided by financing activities                                        159,940,757        136,450,824
                                                                                ------------       ------------
Net increase (decrease) in cash and cash equivalents                               1,021,542         (8,736,453)

Cash and cash equivalents, beginning of period                                     1,693,923         13,801,190
                                                                                ------------       ------------
Cash and cash equivalents, end of period                                        $  2,715,465       $  5,064,737
                                                                                ============       ============
Supplemental disclosure of cash flows:
      Cash paid for interest                                                    $  5,462,202       $  9,540,955
                                                                                ============       ============

Non-Cash Transactions:
      Seller debt issued in connection with acquisitions                        $  1,073,000       $  4,890,250

 The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                            Pinnacle Holdings Inc.
             Notes to Condensed Consolidated Financial Statements

1.  Financial Statements

The accompanying condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc., collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated. Preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may vary from estimates used.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of June 30, 1999 and for the six month and three month periods ended June 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998.

The Company's Consolidated Statements of Operations for the six month and three month periods ended June 30, 1999, reflect all components of Comprehensive Income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

2.  Acquisitions

The Company actively acquires communications towers and related real estate assets.

On March 4, 1998, the Company completed the acquisition of 201 communications sites from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these communications sites, located in Georgia, Alabama, Mississippi, and Florida.

On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 communications towers for an aggregate purchase price of approximately $170 million (the "MobileMedia Acquisition"). MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired communications sites for aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The Company has integrated these communications sites into its rental tower business and is leasing space on these towers to other third party wireless communications providers. The communications sites are located in the Southeastern United States, Southern California and New England.

In addition to the Southern Communications and MobileMedia transactions described above, the Company completed 80 acquisitions of 526 communications sites and related assets, all of which were individually insignificant to the Company, from various sellers during the year ended December 31, 1998 for an aggregate purchase price of $331,204,262, consisting of $328,789,297 in cash and $2,414,965 of notes payable to the former tower owners.

During the six months ended June 30, 1999, the Company completed 63 acquisitions of 166 communications sites and related assets, all of which were individually insignificant to the Company, from various sellers for an aggregate purchase price of $133,231,001 consisting of $128,340,757 in cash and $4,890,250 of notes payable to the former tower owners.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 1998. The unaudited pro forma condensed consolidated financial information are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected results of operations in the future.


                                                                Pro Forma
                                                -----------------------------------------
                                                     June 30,              June 30,
                                                       1998                  1999
                                                -------------------  --------------------
                                                    (unaudited)          (unaudited)
Revenue                                              $  21,222,386         $  28,168,461
Gross margin, excluding depreciation                    16,986,005            22,947,229
Net loss                                               (36,206,999)          (26,545,830)
Net loss attributable to common shareholders           (36,206,999)          (29,476,169)
Basic and diluted net loss per common share                  (3.79)                (1.18)

3.  Initial Public Offering and Stockholders' Equity

On February 19, 1999, the Company completed its initial public offering of common stock ("the IPO") whereby the Company sold 20,000,000 shares of a new class of common stock (the "Common Stock"). In addition, on March 19, 1999, the Underwriters over-allotment options were exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the IPO of approximately $288 million.

In connection with the IPO, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares identical to the Common Stock sold in the IPO and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the IPO to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of the Company other than Class D Common Stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common Stock were converted into approximately 1,428,691 shares of Common Stock.

The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the IPO, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the IPO, which amount equaled the amount of yield such shares had accrued from the date of their issuances through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

Other uses of proceeds from the IPO were: (1) approximately $32.0 redeemed the outstanding shares of the Company's Series A Senior Preferred Stock (the "Senior Preferred Stock"); (2) approximately $61.7 million redeemed the outstanding shares of the Company's Series B Junior Preferred Stock (the "Junior Preferred Stock"); (3) approximately $15.7 million repaid in full and retired a loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility (as defined herein); and, (5) $11.4 was used to fund the closing of pending acquisitions proximate to the date the funds were available from the IPO.

4.  Long-term Debt

As of June 25, 1999, the Company amended its Senior Credit Facility to provide $520 million of financing, of which $470 million is currently committed. Advances under the Senior Credit Facility accrue interest at the Company's option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 1.75%. Additionally, certain financial covenants were modified.

The Senior Credit Facility is secured by a lien on substantially all of the Company's assets and a pledge of substantially all of the capital stock of the Company's subsidiaries. The Senior Credit Facility contains customary covenants such as limitations on the Company's ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to shareholders, or prepay subordinated debt. Under the Senior Credit Facility, the Company may not permit the ratio of senior debt to annualized EBITDA as defined in the agreement to exceed certain amounts.

5.  Commitments

As of and subsequent to June 30, 1999, the Company entered into several letters of intent with various third parties to purchase 1,971 additional communications sites, including an agreement with Motorola, Inc. ("Motorola") to acquire 499 owned sites, 526 "managed" sites and 833 "leased" sites for $255 million plus fees and expenses (the "Motorola Antenna Site Acquisition"), reflecting an aggregate commitment to pay approximately $293,032,301, all of which are subject to consummation of transactions pending completion of due diligence efforts and any further negotiation which may result therefrom.

6.  Subsequent Events

On July 22, 1999, the Company completed a secondary offering of common stock (the "Secondary Offering") whereby the Company sold 8,650,000 shares of its Common Stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering will be invested initially in short-term liquid securities and then used in conjunction with the Company's availability of senior debt under its amended Senior Credit Facility to fund the expected consummation of the Motorola Antenna Site Acquisition and other acquisitions and development of communications sites.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations:
         -------------

The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the risk factors set forth in the Company's Amendment No. 2 to Registration Statement on Form S-3 (No. 333-82273) filed on July 21, 1999 (the "Registration Statement").

The Company

The Company acquires and constructs communications towers and leases space on such towers to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. The Company's objective is to own or manage and operate clusters of rental communications sites in areas where there is significant existing and expected continued growth in the demand for rental communications sites by wireless communications providers. The Company seeks to obtain a substantial number of communications sites in its targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks.

The Company's growth has come primarily from aggressively pursuing tower acquisitions in areas that complement the Company's existing base of rental communications sites and the expansion into additional high growth wireless communications markets. The Company also selectively constructs new communications sites to further augment its tower portfolio. Additionally, the Company realizes organic revenue growth from new tenants, escalations and repricing of existing tenant leases. The Company is the leading provider of wireless communications rental tower space in the Southeastern United States. Recently, the Company has expanded its tower operations to new markets in New England and Southern California, and with the Motorola Antenna Site Acquisition will expand operations to a North American footprint. The Company continues to consider attractive tower acquisition opportunities in other areas with high wireless communications growth.

Since commencing operations in May 1995, through June 30, 1999, the Company has completed 279 acquisitions through which it has acquired 965 communications sites and has constructed an additional 108 communications sites in such high growth markets as Atlanta, Birmingham, New Orleans, Orlando and Tampa. As of June 30, 1999, the Company also has agreements or letters of intent to acquire 1,971 additional communications sites. As a result of its extensive existing and growing tower base, the Company believes it is well-positioned to continue to capitalize on the growth opportunities available in the rapidly consolidating and highly fragmented tower rental industry.

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

The Company has designed and implemented a three-tiered growth strategy that focuses on: (i) increasing revenue yield per tower through aggressive marketing and development; (ii) continuing to acquire communications sites in key markets; and (iii) selective new tower construction. In order to effect its strategy, the Company has created a highly focused, structured organization in which significant resources are devoted to acquiring or constructing communications sites on strategically located sites supported by customer demand. In addition to supporting the purchase decision regarding potential acquisitions, the Company uses its proprietary information systems and other systems to rapidly integrate new communications sites and initiate sales and marketing efforts immediately following their acquisition or construction.

Results of Operations

Six months ended June 30, 1999 compared to six months ended June 30, 1998

Tower revenues increased 105.3% to $25.8 million for the six month period ended June 30, 1999 from $12.5 million for the six month period ended June 30, 1998. This increase is attributable to additional revenue resulting from the acquisition and construction of 197 communications sites during the six month period ended June 30, 1999, the results of which are reflected from the time of acquisition or construction in the six month period ended June 30, 1999, the inclusion of results from 231 communications sites acquired or constructed during the period from July 1, 1998 through December 31, 1998 for the entire six month period ended June 30, 1999, and the inclusion of results from 201 communications sites acquired in March 1998 for the full six month period ended June 30, 1999. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Operating expenses, excluding depreciation and amortization, increased 90.7% to $4.8 million for the six month period ended June 30, 1999 from $2.5 million for the six month period ended June 30, 1998. This increase is consistent with the purchase and construction of communications sites and the related increases in revenue as discussed above. Operating expenses as a percentage of revenue decreased to 18.7% for the six month period ended June 30, 1999 from 20.2% for the six month period ended June 30, 1998. The change primarily results from the continuing change in the mix of tower assets due to ongoing acquisition and build activity occurring since June 30, 1998. The portfolio of tower assets owned by the Company during the six months ended June 30, 1999 have slightly lower expenses as a percentage of tower revenue than the smaller portfolio of tower assets owned during the six months ended June 30, 1998. The specific areas of expenses effected include ground rents, property taxes and certain maintenance costs related to the Company's site improvement program, which is designed to enhance marketability of sites to the Company's customers.

General and administrative expenses, as a percentage of revenue, decreased to 6.3% of revenue for the six month period ended June 30, 1999 from 11.2% for the six month period ended June 30, 1998 reflecting the growth in revenues resulting from the Company's continued success in implementing its growth strategy over the past year. The decrease in percentage results from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites, offset partially by the effect of increases in expenses from additional staffing due to the Company becoming a public registrant and related increases in professional fees, increased levels of advertising and marketing expenditures and increases in rent and related costs associated with the Company's growth.

Corporate development expenses were substantially unchanged at $3.3 million for the six month periods ended June 30, 1999 and June 30, 1998. Corporate development expenses decreased as a percentage of revenue from 26.1% for the six month period ended June 30, 1998 to 12.7% for the six month period ended June 30, 1999 because of the incremental increase in revenue from the comparative period in 1998 and economies of scale resulting from such growth plus expense reductions achieved by outsourcing certain acquisition functions previously performed by employees of the Company.

State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions increased to $0.40 million for the six month period ended June 30, 1999 from $0.28 million for the six month period ended June 30, 1998. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1999 is primarily attributable to the Company's significant expansion of its geographic region primarily through acquisitions.

Depreciation expense increased 146.5% to $19.6 million for the six month period ended June 30, 1999 from $8.0 million for the six month period ended June 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

Interest expense increased 81.0% to $8.2 million for the six month period ended June 30, 1999 from $4.5 million for the six month period ended June 30, 1998. The increase in interest expenses was attributable to increased average borrowings associated with the Company's acquisitions during the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998, offset by the Company being subject to lower average interest rates on its average borrowings for the six month period ended June 30, 1999 as compared to the six month period ended June 30, 1998.

Amortization of original issue discount and debt issuance cost increased to $11.2 million for the six month period ended June 30, 1999 from $5.7 million for the six month period ended June 30, 1998. The prior year period included amortization of original issue discount for only three full and one partial month as the sale of the Company's 10% Senior Discount Notes due March 15, 2008 ("Senior Discount Notes") was consummated on March 20, 1998, compared to a full six months of amortization on the accreted balance for the 1999 period.

Three months ended June 30, 1999 compared to three months ended June 30, 1998

Tower revenues increased 91.7% to $13.7 million for the three month period ended June 30, 1999 from $7.2 million for the three month period ended June 30, 1998. This increase is attributable to additional revenue resulting from the acquisition and construction of 428 communications sites during the twelve month period ended June 30, 1999, the results of which are reflected from the time of acquisition or construction in the three month period ended June 30, 1999 and the inclusion of results from 356 communications sites acquired or constructed during the period from July 1, 1998 through March 31, 1999 for the entire three month period ended June 30, 1999. In addition, the increase is due to growth in per tower revenue as a result of expanded marketing efforts to increase the number of customers per tower, as well as regular, contractual price escalations for existing customers.

Operating expenses, excluding depreciation and amortization, increased 54.5% to $2.6 million for the three month period ended June 30, 1999 from $1.7 million for the three month period ended June 30, 1998. This increase is consistent with the purchase and construction of communications sites and the related increases in revenue as discussed above. Operating expenses as a percentage of revenue decreased to 18.9% for the three month period ended June 30, 1999 from 23.4% for the three month period ended June 30, 1998. The change primarily results from the continuing change in the mix of tower assets due to ongoing acquisition and build activity occurring since June 30, 1998. The portfolio of tower assets owned by the Company during the three months ended June 30, 1999 have lower expenses as a percentage of tower revenue than the smaller portfolio of tower assets owned during the three months ended June 30, 1998. The specific areas of expenses effected include ground rents, property taxes and certain maintenance costs related to the Company's site improvement program, which is designed to enhance marketability of sites to the Company's customers.

General and administrative expenses, as a percentage of revenue, decreased to 5.6% of revenue for the three month period ended June 30, 1999 from 13.8% for the three month period ended June 30, 1998 reflecting the growth in revenues resulting from the Company's continued success in implementing its growth strategy over the past year. The decrease in percentage results from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites, offset partially by the effect of increases in expenses from additional staffing due to the Company becoming a public registrant and related increases in professional fees, increased levels of advertising and marketing expenditures and increases in rent and related costs associated with the Company's growth.

Corporate development expenses decreased 21.6% to $1.6 million for the three month period ended June 30, 1999 from $2.0 million for the three month period ended June 30, 1998. The decrease in corporate development expenses reflects the higher costs for the 1998 period associated with the Company's focus on expansion of its acquisition and construction strategies during that time frame and related tower development efforts. Corporate development expenses decreased as a percentage of revenue from 27.7% for the three month period ended June 30, 1998 to 11.3% for the three month period ended June 30, 1999 because of the incremental increase in revenue from the comparative period in 1998 and economies of scale resulting from such growth expense reductions achieved by outsourcing certain acquisition functions previously performed by employees of the Company.

State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions was approximately $0.20 million for the three month periods ended June 30, 1999 and June 30, 1998. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes.

Depreciation expense increased 112.2% to $10.7 million for the three month period ended June 30, 1999 from $5.0 million for the three month period ended June 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

Interest expense increased 199.8% to $4.3 million for the three month period ended June 30, 1999 from $1.4 million for the three month period ended June 30, 1998. The increase in interest expenses was attributable to increased average borrowings associated with the Company's acquisitions during the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998, offset by the Company being subject to lower average interest rates on its average borrowings for the three month period ended June 30, 1999 as compared to the three month period ended June 30, 1998.

Amortization of original issue discount and debt issuance cost increased to $5.8 million for the three month period ended June 30, 1999 from $5.0 million for the three month period ended June 30, 1998. The increase reflects the compounding of the amortized original issue discount at the end of each six month period from the date the Senior Discount Notes were issued (March 20, 1998) through March 15, 2003.

Liquidity and Capital Resources

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its Senior Discount Notes. The Company had a working capital deficit of $14.9 million and $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY II repaid on February 24, 1999) as of June 30, 1999 and December 31, 1998, respectively. The Company's ratio of total debt to stockholders' equity was 2.2 to 1.0 at June 30, 1999 and 10.7 to 1.0 at December 31, 1998.

The Senior Credit Facility with Bank of America, N.A. and certain other lenders provides a combination of term loans and revolving lines of credit for borrowings of up to $520 million, of which $470 million is currently committed. The Company may make borrowings and repayments until June 30, 2006. Beginning June 30, 2001, the availability under the term loans and revolving lines of credit start reducing by specified amounts on a quarterly basis until June 30, 2007 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 1.75% or the 90-day London Interbank Offered Rate plus a margin of up to 3.00%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of communications sites. As of June 30, 1999, there was approximately $231.4 million available under the Senior Credit Facility (exclusive of the additional $50 million of uncommitted amount) after giving effect to approximately $46.6 million of outstanding letters of credit, which reduce availability under the Senior Credit Facility.

The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $24.4 million at June 30, 1999.

In March 1998, the Company completed its offering of its Senior Discount Notes. The Company received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon, to repay in full and retire a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an indenture dated as of March 20, 1998 and will mature on March 15, 2008. Until March 15, 2003, the Company's interest expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require annual cash interest payments of $32.5 million.

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

The principal stockholders of the Company (ABRY II, and Messrs. Wolsey, Dell'Apa and Day) were parties to a Subscription and Stockholders Agreement, dated as of May 16, 1996, as amended (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million. As of December 31, 1998, ABRY II had contributed $37.2 million and had guaranteed an additional $3.9 million of other debt under the aggregate $50.0 million capital contribution commitment. Such capital contribution commitment terminated upon the closing of the IPO. Additionally, as of December 31, 1998, ABRY II or an affiliate had contributed separately $73.7 million to the Company, including $15.0 million outstanding under the ABRY Bridge Loan and $58.7 million of Junior Preferred Stock. The Stockholders Agreement was terminated upon completion of the IPO.

On February 19, 1999, the Company completed the IPO whereby the Company sold 20,000,000 shares of Common Stock. In addition, on March 19, 1999, the Underwriters over-allotment options were exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the IPO of approximately $290 million before deducting costs of the IPO.

In connection with the IPO, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY II, and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares of the Common Stock sold in the IPO and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the IPO to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of the Company other than Class D Common Stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common Stock were converted into approximately 1,428,691 shares of Common Stock.

The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the IPO, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the IPO, which amount equaled the amount of yield such shares had accrued from the date of their issuances through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

Other uses of proceeds from the IPO were: (1) approximately $32.0 redeemed the outstanding shares of the Company's Senior Preferred Stock; (2) approximately $61.7 million redeemed the outstanding shares of the Company's Junior Preferred Stock; (3) approximately $15.7 million repaid in full and retired a loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility; and, (5) $11.4 was used to fund the closing of pending acquisitions proximate to the date the funds were available from the IPO.

On July 22, 1999, the Company completed the Secondary Offering whereby the Company sold 8,650,000 shares of common stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering were invested initially in short-term liquid securities and will be used in conjunction with the Company's availability of senior debt under the Senior Credit Facility to fund the expected consummation of the Motorola Antenna Site Acquisition and other acquisitions and development of communications sites.

Capital expenditures, including acquisitions, for the six months ended June 30, 1999 were $164.4 million, compared to $160.8 million in the comparable 1998 period. The Company anticipates that it will spend approximately $316.5 million on capital expenditures during the period from July 1, 1999 through December 31, 1999, including the Motorola Antenna Site Acquisition, various individually immaterial acquisitions in the Company's current targeted acquisitions pipeline, construction and upgrading of communications sites. Depending on availability of additional capital, the Company expects that it may make substantial capital expenditures for acquisitions, construction and upgrading of additional communications sites in 1999 and 2000.

The Company believes that cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. The Company currently anticipates that it will seek additional financing in order to pursue additional acquisitions, construction activity and other capital expenditures that will require funding in excess of available proceeds from the Secondary Offering and funds available under its Senior Credit Facility. Such additional financing may be obtained by the Company through public or private debt and equity offerings or increasing availability under its Senior Credit Facility. There can be no assurance that such financing will be commercially available through an increased commitment under the Senior Credit Facility or otherwise or be permitted by the terms of the Company's existing indebtedness. To the extent that the Company is unable to finance future capital expenditures, it may not be able to achieve its current business strategy.

Inflation

Because of the relatively low levels of inflation experienced in 1998 and as of June 30, 1999, inflation did not have a significant effect on the Company's results in such years.

Year 2000

Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00" or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

We utilize management information systems and software technology that may be affected by Year 2000 issues throughout our businesses. During 1996, we began to implement plans to assess our systems to determine their ability to meet our internal and external requirements. During 1998, we completed our initial comprehensive testing of and modifications to our information systems in response to that testing. We have developed questionnaires and contacted key suppliers regarding their Year 2000 compliance to determine any impact on our operations. In general, our suppliers and customers appear to have developed or are in the process of developing plans to address Year 2000 issues. We will continue to monitor and evaluate the progress of our suppliers and customers on this matter.

Year 2000 issues are not expected to have a material impact on our current information systems as a result of the steps already completed to try and make our systems Year 2000 compliant. Based on the nature of our business, we anticipate that we are not likely to experience material business interruption due to the impact of Year 2000 compliance on our customers and vendors, although if our customers and vendors experience Year 2000 problems, our results of operations could be materially adversely affected. We estimate that we will spend approximately $100,000 in 1999 to continue to monitor and test our systems for Year 2000 compliance including our software applications that we continuously develop and enhance. As a result, we do not anticipate that incremental expenditures to address Year 2000 compliance will be material to our liquidity, financial position or results of operations prior to the Year 2000.

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

The following table represents the future principal payment obligations and weighted-average interest rates associated with the Company's existing long-term debt instruments assuming the Company's actual level of long-term indebtedness of $418,815,896 under the Senior Discount Notes and the Senior Credit Facility as of June 30, 1999:


Expected Maturity Date

                            1999   2000        2001        2002        2003  Thereafter
Liabilities
Long-term Debt
Fixed Rate
(10.00%)                   $  --  $  --  $       --  $       --  $       --  $325,000,000
Variable Rate
(Weighted Average
Interest Rate of 8.33%)       --     --   3,450,000   4,300,000   4,810,000   179,440,000

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

Not applicable.

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

(b) Reports on Form 8-K. The Company filed no reports on form 8-K during the six month period ended June 30, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Pinnacle Holdings Inc.

Date  August 16, 1999         By: /s/ Steven R. Day
                                 ------------------
                                  Steven R. Day
                                  Chief Financial Officer
                                  Vice President

                              Duly Authorized Officer and Principal
                              Financial Officer.

                                 EXHIBIT INDEX

Designation     Description
-----------     -----------

3.1.1  Amended and Restated Certificate of Incorporation.*

3.1.2  Bylaws of the Company.**

10.1 Agreement for Purchase and Sale of Assets between Pinnacle Towers Inc. and Motorola, Inc., dated June 25, 1999.***

10.2   Fourth Amended and Restated Credit Agreement, dated June 25, 1999.****

27.1   Financial Data Schedule

__________________

* Previously filed on February 17, 1999 with Amendment No. 6 to the Company's Registration Statement on Form S-11 (S.E.C. File No. 333-59297).

** Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (S.E.C. File No. 333-49147).

*** Previously filed on July 2, 1999 with the Company's Registration Statement on Form S-3 (S.E.C. File No. 333-82273).

**** Previously filed on July 21, 1999 with Amendment No. 2 to the Company's
     Registration Statement on Form S-3 (S.E.C. File No. 333-82273).