Form 10-Q
period 1999-09-30
PINNACLE HOLDINGS INC
filed 1999-11-15
CIK 1058986

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         --------------------
                             PINNACLE HOLDINGS INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                                 December 31,       September 30
                                                                                                     1998               1999
                                                                                               ----------------  ------------------
                                                                                                                    (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                                        $  13,801,190      $  151,868,363
Accounts receivable, net                                                                             1,679,390           7,555,110
Prepaid expenses and other current assets                                                            1,432,428           6,192,589
                                                                                                 -------------      --------------
 Total current assets                                                                               16,913,008         165,616,062
Tower assets, net                                                                                  473,942,309         861,753,326
Leasehold interests, net                                                                                    --          81,071,025
Fixed assets, net                                                                                    2,476,666           3,606,803
Land                                                                                                14,613,365          31,611,851
Deferred debt issue costs, net                                                                       6,686,683          14,026,548
Other assets                                                                                         1,516,070           2,612,601
                                                                                                 -------------      --------------
                                                                                                 $ 516,148,101      $1,160,298,216
                                                                                                 =============      ==============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                                 $   3,280,809      $    4,903,801
Accrued expenses                                                                                     5,761,016          48,652,128
Deferred revenue                                                                                     1,448,432           4,344,308
Current portion of long-term debt                                                                   15,692,912           6,666,384
                                                                                                 -------------      --------------
 Total current liabilities                                                                          26,183,169          64,566,621

Long-term debt                                                                                     417,524,802         698,320,176
Other liabilities                                                                                      125,152             359,145
                                                                                                 -------------      --------------
                                                                                                   443,833,123         763,245,942
                                                                                                 -------------      --------------
Redeemable stock:
 Series A senior preferred stock, Class B common stock, and Class D common stock                    31,643,338                  --
 Warrants                                                                                            1,000,000                  --
                                                                                                 -------------      --------------
                                                                                                    32,643,338                  --
                                                                                                 -------------      --------------
Stockholders' equity:
Series B junior preferred stock                                                                     59,928,980                  --
Common stock:
Class A common stock, 202,500  and 0 shares issued and outstanding at December 31, 1998 and
 September 30, 1999, respectively                                                                          203                  --
Class E common stock, 174,766 and 0 shares issued and outstanding at December 31, 1998 and
 September 30, 1999, respectively                                                                          175                  --
Common Stock, $.001 par value, 100,000,000 shares authorized;  0 and 41,094,520 shares issued
 and outstanding at December 31, 1998 and September 30, 1999, respectively                                  --              41,095
Additional paid-in capital                                                                          33,136,302         489,426,399
Accumulated deficit                                                                                (53,394,020)        (92,415,220)
                                                                                                 -------------      --------------
                                                                                                    39,671,640         397,052,274
                                                                                                 -------------      --------------
                                                                                                 $ 516,148,101      $1,160,298,216
                                                                                                 =============      ==============




  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              Nine Months Ended
                                                                                September 30,
                                                                      ----------------------------------
                                                                            1998              1999
                                                                      ----------------  ----------------
                                                                        (unaudited)       (unaudited)

Revenues                                                               $   21,127,633    $   48,816,143
Direct operating expenses, excluding depreciation and amortization          3,965,511        11,691,067
                                                                       --------------    --------------
          Gross margin, excluding depreciation and amortization            17,162,122        37,125,076
Other expenses:
           General and administrative                                       2,720,097         2,822,760
           Corporate development                                            4,955,121         5,731,059
           State franchise, excise and minimum taxes                          398,730           699,836
           Depreciation and amortization                                   13,357,626        35,118,413
                                                                       --------------    --------------
                                                                           21,431,574        44,372,068
                                                                       --------------    --------------
Loss from operations                                                       (4,269,452)       (7,246,992)
Interest expense                                                            7,276,265        14,439,470
Amortization of original issue discount and debt issuance costs            11,635,619        17,334,738
                                                                       --------------    --------------
Net loss                                                               $  (23,181,336)   $  (39,021,200)
                                                                       ==============    ==============
Payable-in-kind preferred dividends and accretion                             683,304         2,930,338
                                                                       ==============    ==============
Net loss attributable to common shareholders                           $  (23,864,640)   $  (41,951,538)
Basic loss per common share(a)                                         $        (2.46)   $        (1.41)
                                                                       --------------    --------------
Weighted average number of common shares outstanding                        9,708,457        29,721,466
                                                                       ==============    ==============


(a) Basic loss per common share in 1999 and 1998 have been computed based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering (Note 3). Diluted loss per common share would be anti-dilutive and therefore is not applicable.

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Three Months Ended
                                                                                September 30,
                                                                      ---------------------------------
                                                                           1998              1999
                                                                      ---------------  ----------------
                                                                        (unaudited)      (unaudited)

Revenue                                                                $   8,583,537    $   23,059,176
Direct operating expenses, excluding depreciation and amortization         1,908,426         6,863,660
                                                                       -------------    --------------
          Gross margin, excluding depreciation and amortization            6,675,111        16,195,516
Other expenses:
           General and administrative                                        852,967         1,210,505
           Corporate development                                           1,660,506         2,459,995
           State franchise, excise and minimum taxes                         116,083           295,502
           Depreciation and amortization                                   5,865,773        15,469,742
                                                                       -------------    --------------
                                                                           8,495,339        19,435,744
                                                                       -------------    --------------
Loss from operations                                                      (1,820,228)       (3,240,228)
Interest expense                                                           2,725,923         6,199,411
Amortization of original issue discount and debt issuance costs            5,496,024         6,107,045
                                                                       -------------    --------------
Net loss                                                               $ (10,042,175)   $  (15,546,684)
                                                                       -------------    --------------
Payable-in-kind preferred dividends and accretion                            683,304                 -
                                                                       =============    ==============
Net loss attributable to common shareholders                           $ (10,725,479)   $  (15,546,684)
Basic loss per common share(a)                                         $       (1.07)   $        (0.40)
                                                                       -------------    --------------
Weighted average number of common shares outstanding                      10,000,000        38,842,567
                                                                       =============    ==============


(a) Basic loss per common share in 1999 and 1998 have been computed based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering (Note 3). Diluted loss per common share would be anti-dilutive and therefore is not applicable.

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                      Series B
                                       Junior                                               Class A
                                   preferred Stock                 Common Stock           common stock
                             ---------------------------       -------------------     ---------------------
                               Shares         Amount            Shares     Amount       Shares       Amount
                             ----------  ----------------     ----------  ---------    --------    -----------

Balance at December 31,
 1998                            60.40     $  59,928,980            -            -       202,500         $  203

Unaudited:
Dividends and accretion on
  Preferred Stock                 1.27         1,767,106            -            -

Issuance of common stock,
 net of issuance costs, and
   conversion (Note 3)                                     41,094,520  $    41,095      (202,500)          (203)

Liquidation of Series B
 Junior Preferred Stock         (61.67)      (61,696,086)
Distribution of
 contributed capital
 and yield on various
  classes of common stock

Net Loss
                                ------      ------------   ----------  -----------      --------          ------
Balance at September 30,
 1999                                -      $          -   41,094,520  $    41,095             -          $    -
                                ======      ============   ==========  ===========      ========          ======

                                                      Class E
                                                    common stock      Additional
                                               ---------------------    paid-in     Accumulated   Stockholders'
                                                 Shares      Amount     capital       deficit         equity
                                               ---------   ---------- ------------  ------------   -------------
Balance at December 31, 1998                     174,766          175 $ 33,136,302  $(53,394,020)  $  39,671,640

Unaudited:
Dividends and accretion on
  Preferred Stock                                                       (2,930,338)                   (1,163,232)

Issuance of common stock,
 net of issuance costs, and
   conversion (Note 3)                          (174,766)        (175) 502,968,169                   503,008,886

Liquidation of Series B
 Junior Preferred                                                                                    (61,696,086)

Distribution of
 contributed capital
 and yield on various
  classes of common stock                                              (43,747,734)                  (43,747,734)

Net Loss                                                                             (39,021,200)    (39,021,200)
                                             -----------   ---------- ------------  ------------   -------------
Balance at September 30, 1999                          -   $        - $489,426,399  ($92,415,220)  $ 397,052,274
                                             ===========   ========== ============  ============   =============

  The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                            PINNACLE HOLDINGS INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Nine Months Ended
                                                                                       September  30,
                                                                             -------------------------------------
                                                                                   1998                1999
                                                                             -----------------  ------------------
                                                                                (unaudited)        (unaudited)
Cash flows from operating activities:
 Net loss                                                                      $  (23,181,336)     $  (39,021,200)
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
         Depreciation                                                              13,357,626          35,118,413
         Amortization of original issue discount and debt issuance costs           11,635,619          17,334,738
         Provision for doubtful accounts                                              286,905             568,000
         (Increase) decrease in:
            Accounts receivable, gross                                               (855,026)         (3,077,230)
            Prepaid expenses and other current assets                                   4,828            (758,769)
            Other assets                                                             (609,486)         (1,096,531)
         Increase (decrease) in:
            Accounts payable                                                          647,258            (430,522)
            Accrued expenses                                                        4,279,009           4,041,112
            Deferred revenue                                                          399,402             296,130
            Other liabilities                                                           7,077             233,993
                                                                               --------------      --------------
               Total adjustments                                                   29,153,212          52,229,334
                                                                               --------------      --------------
Net cash provided by operating activities                                           5,971,876          13,208,134
                                                                               --------------      --------------
Cash flows from investing activities:
          Payments made in connection with acquisitions:
            Tower assets                                                         (310,721,207)       (383,216,262)
            Leasehold interests                                                             -         (83,387,340)
            Land                                                                   (7,010,921)        (16,998,487)
            Net current liabilities acquired                                                -          36,135,378
          Capital expenditures:
            Tower assets                                                          (31,312,021)        (27,706,463)
            Fixed assets                                                           (1,244,500)         (1,833,704)
                                                                               --------------      --------------
Net cash used in investing activities                                            (350,288,649)       (477,006,878)
                                                                               --------------      --------------
Cash flows from financing activities:
          Borrowings under long-term debt, net                                    474,736,382         556,080,721
          Repayment of long-term debt                                            (204,138,000)       (317,963,299)
          Proceeds from issuance of common stock, net                              10,767,709         501,237,846
          Proceeds from issuance of PIK preferred stock and warrants, net          61,669,647                   -
          Liquidation of PIK preferred stock and warrants                                   -         (93,741,617)
          Distribution of contributed capital and payment of
           accretion on various classes of common stock                              (412,888)        (43,747,734)
                                                                               --------------      --------------
Net cash provided by financing activities                                         342,622,850         601,865,917
                                                                                -------------      --------------
Net increase (decrease) in cash and cash equivalents                               (1,693,923)        138,067,173
Cash and cash equivalents, beginning of period                                      1,693,923          13,801,190
                                                                                -------------      --------------
Cash and cash equivalents, end of period                                        $          -       $  151,868,363
                                                                                =============      ==============
Supplemental disclosure of cash flows:
         Cash paid for interest                                                 $   7,840,878      $   16,498,833
                                                                                =============      ==============
Non-Cash Transactions:
         Seller debt issued in acquisitions                                     $   2,347,107      $    8,998,250
         Payable-in-kind preferred dividends and accretion                      $     683,304      $    2,930,338
         Stock issued for acquisitions                                          $         -        $    8,804,163

  The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             Pinnacle Holdings Inc.
              Notes to Condensed Consolidated Financial Statements

1. Financial Statements

The accompanying condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc. At the time of the August 31, 1999 Motorola site acquisition (as defined herein), the Company invested $49 million in convertible preferred stock of PT III, a newly formed entity, most of the common stock of which is owned by two members of management of the Company. These proceeds were utilized by PT III to acquire the ownership of certain rooftop communication site leases previously owned by Motorola. The Company and Part III modified certain aspects of those relationships subsequent to September 30, 1999. See Part II, Item 5, Other Information. In addition, PT III entered into a service agreement with the Company to manage these assets. As a result of these transactions and significant operating relationships with PT III, the assets and liabilities of PT III, together with the results of operations from the date of the Motorola acquisition, have been included in the Company's consolidated financial statements as of September 30, 1999. These entities are collectively referred to as the "Company". See Part II, Item 5, Other Information. All significant intercompany balances and transactions have been eliminated. Preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may vary from estimates used.

Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of September 30, 1999 and for the nine month and three month periods ended September 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods . These consolidated financial statements should be read in conjunction with the Company's financial statements and notes thereto for the year ended December 31, 1998.

The Company's Condensed Consolidated Statements of Operations for the nine month and three month periods ended September 30, 1999, reflect all components of Comprehensive Income as defined by SFAS No. 130, "Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

2. Acquisitions

The Company actively acquires communications sites and related real estate assets.

On March 4, 1998, the Company completed the acquisition of 201 communications sites from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83,500,000 for these communications sites, located in Georgia, Alabama, Mississippi, and Florida.

On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 communications sites for an aggregate purchase price of approximately $170 million (the "MobileMedia Acquisition"). MobileMedia assigned its existing tenant leases on the sites to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired communications sites for aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the sites was primarily for the exclusive use of MobileMedia and its affiliates. The Company has integrated these communications sites into its rental tower business and is leasing space on these sites to other third party wireless communications providers. The communications sites are located in the Southeastern United States, Southern California and New England.

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

On August 31, 1999, the Company acquired 1858 communications sites and related assets from Motorola, Inc. ("Motorola") for $254 million, comprised of $245 million in cash and $9 million in the Company's common stock, plus fees and expenses of approximately $17 million (the "Motorola Antenna Site Acquisition"). The purchase price allocations related to this transaction are preliminary. However, we do not expect that the final allocation of the purchase price will be materially different from its preliminary allocation. This acquisition results in the Company having sites in all fifty States and nine Canadian Provinces. The Company transferred certain of the rooftop communication sites it acquired from Motorola to PT III. See Part II, Item 5, Other Information.

In addition to the Motorola Antenna Site Acquisition, during the nine months ended September 30, 1999 the Company completed 108 acquisitions of 295 communications sites and related assets, all of which were individually insignificant to the Company, from various sellers for an aggregate purchase price of $211 million consisting of $202 million in cash and $9 million of notes payable to the former tower owners.

The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if all of the transactions completed during 1998 and the nine months ended September 30, 1999 occurred as of January 1, 1998. The unaudited pro forma condensed consolidated financial information are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected results of operations in the future.

                                                                Pro Forma
                                                -----------------------------------------
                                                   September 30,        September 30,
                                                       1998                  1999
                                                -------------------  --------------------
                                                    (unaudited)          (unaudited)
Revenue                                              $ 100,368,428         $ 110,241,230
Gross margin, excluding depreciation                    57,896,990            67,573,289
Net loss                                               (88,939,174)          (72,603,977)
Net loss attributable to common shareholders           (89,622,478)          (75,534,315)
Basic net loss per common share                              (9.23)                (2.54)


3. Public Offerings and Stockholders' Equity

On February 19, 1999, the Company completed its initial public offering of common stock ("the IPO") whereby the Company sold 20,000,000 shares of a new class of common stock (the "Common Stock"). In addition, on March 19, 1999, the Underwriters over-allotment option was exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the IPO of approximately $288 million.

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

Other uses of proceeds from the IPO were: (1) approximately $32.0 million redeemed the outstanding shares of the Company's Series A Senior Preferred Stock (the "Senior Preferred Stock"); (2) approximately $61.7 million redeemed the outstanding shares of the Company's Series B Junior Preferred Stock (the "Junior Preferred Stock"); (3) approximately $15.7 million repaid in full and retired a loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility (as defined herein); and,
(5) $11.4 million was used to fund the closing of pending acquisitions proximate to the date the funds were available from the IPO.

On July 22, 1999, the Company completed a secondary offering of common stock (the "Secondary Offering") whereby the Company sold 8,650,000 shares of its Common Stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering were invested initially in short-term liquid securities and will be used in conjunction with the Company's availability of senior debt under its amended Senior Credit Facility to fund acquisitions and development of communications
sites.   Approximately $55 million of this cash had been used as of September
30, 1999, $20 million of which was used to consummate the Motorola Antenna Site Acquisition.

Also in conjunction with the Motorola Antenna Site Acquisition the Company issued 418,520 shares of its common stock to Motorola as part of the
consideration given for the acquisition.   These shares were recorded at the
fair value of the securities when the terms of the acquisition were agreed to and announced.

4. Long-term Debt

As of June 25, 1999, the Company amended its Senior Credit Facility to provide $520 million of financing, of which $470 million was committed. Advances under the Senior Credit Facility accrue interest at the Company's option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 1.75%. Additionally, certain financial covenants were modified.

As of September 17, 1999, the Company again amended its Senior Credit Facility to provide $670 million of financing, of which $470 million was committed and utilized at September 30, 1999.

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

5. Commitments

As of and subsequent to September 30, 1999, the Company entered into several letters of intent with various third parties to purchase 512 additional communications sites and related assets, reflecting an aggregate commitment to pay approximately $105 million, all of which are subject to consummation of transactions pending completion of due diligence efforts and any further negotiation that may result therefrom.

6. Subsequent Events

During October 1999, the Company increased the committed amount of its Senior Credit Facility from $470 million to $520 million, $50 million of which remains available for use in making acquisitions as of November 11, 1999.


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

The Company

The Company acquires and constructs communications sites, including exclusive management rights or leasehold interests and leases space on such sites to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. The Company's objective is to own or manage and operate clusters of rental communications sites in areas where there is significant existing and expected continued growth in the demand for rental communications sites by wireless communications providers. The Company seeks to obtain a substantial number of communications sites in its targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks.

The Company's growth has come primarily from aggressively pursuing communication site acquisitions in areas that complement the Company's existing base of rental communications sites and the expansion into additional high growth wireless communications markets. The Company also selectively constructs new communications sites to further augment its communication site portfolio. Additionally, the Company realizes organic revenue growth from new tenants, escalations and repricing of existing tenant leases. The Company is the leading provider of wireless communications rental tower space in the Southeastern United States. With the closing of the Motorola Antenna Site Acquisition, the Company's footprint has expanded to cover all fifty states and parts of Canada.

During the quarter, we achieved a 185% increase in our number of sites by closing 1,987 sites - nearly tripling our site inventory. These new sites included the purchase of all of Motorola's 1,858 North American antenna sites, which accounted for 499 owned sites, 526 "managed" sites and 833 "leased" sites. Managed sites are tower or rooftop communications sites owned by others where we would have the exclusive right to market antenna space on these sites. Leased sites are tower or rooftop communications sites owned by others that we would have a non-exclusive right to market antenna space. We subsequently sold certain rooftop sites to PT III. As of September 30, 1999, the Company has completed over 320 acquisitions and upon completion of all pending acquisitions will own or manage over 3,600 sites.

We currently have over 3000 customers renting space on one or more of our communications sites. Our tenants consist of all forms of wireless communications providers, operators of private wireless networks and government agencies, including Southern Communications, Nextel, Sprint PCS, PageNet, Motorola, BellSouth Mobility, MobileMedia Communications, Teletouch, Skytel, Pagemart, Federal Bureau of Investigation and Bureau of Alcohol, Tobacco & Firearms. The Company's leases generally range in duration from three to five years and many provide for scheduled minimum rent increases of the greater of a specified percentage (which typically ranges from 3-5%) or the change for the relevant period in the Consumer Price Index. Additionally, our customers are generally responsible for the installation of their own equipment and the incremental utility costs associated with such equipment. Hence, adding customers on a communications site does not increase monitoring, maintenance or utility costs. When new customers are added to a communications site, we are able to increase revenue at low incremental cost, thereby increasing cash flow margins.

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


Results of Operations

Nine months ended September 30, 1999 compared to nine months ended September 30,
--------------------------------------------------------------------------------
1998
----

Site Revenues increased by $27.7 million, or 131%, to $48.8 million for the nine-month period ended September 30, 1999 from $21.1 million for the nine-month period ended September 30, 1998. This additional revenue is mainly attributable to the acquisition and construction of 2,748 sites since January 1, 1998. They are as follows: 1,987 sites during third quarter, 1999; 197 sites during first two quarters of 1999; and 564 sites during 1998. A portion of the revenue increase is related to same-sites organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers.

Direct operating expenses, excluding depreciation and amortization, increased by $7.7 million or 195% to $11.7 for the nine-month period ended September 30, 1999 from $4.0 million for the nine-month period ended September 30, 1998. This increase is consistent with the acquisition and construction of the 2,748 sites discussed above. Direct operating expenses as a percentage of revenue increased to 23.9% for the nine-month period ended September 30, 1999 from 18.8% for the nine-month period ended September 30, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with the Company's objective of providing wireless service providers a large selection of antenna site locations.

General and administrative expenses increased slightly for the nine-month period ended September 30, 1999 from $2.7 million to $2.8 million for the nine-month period ended September 30, 1998. The increases in expenses are from additional staffing required for the increased work volume, the Company becoming a public registrant, increased levels of advertising and marketing expenditures, and other related costs associated with the Company's growth. However, as a percentage of revenue, it decreased to 5.8% of revenue for the nine-month period ended September 30, 1999 from 12.9% for the nine-month period ended September 30, 1998 reflecting the disproportionate higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites.

Corporate development expenses increased $776 thousand, but decreased as a percentage of revenue from 23.5% for the nine-month period ended September 30, 1998 compared to 11.7% for the nine-month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites.

State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions increased to $0.70 million for the nine-month period ended September 30, 1999 from $0.40 million for the nine-month period ended September 30, 1998. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1999 is primarily attributable to the Company's significant growth in assets and capital, offset slightly by benefits resulting from the ability to apportion such amounts to certain newly entered states that have no such taxes or only minimum taxes, plus taxes to be incurred related to operations located in Canada from the Motorola Acquisition.

Depreciation and amortization expense increased 163%, or $21.8 million, to $35.1 million for the nine-month period ended September 30, 1999 from $13.4 million for the nine-month period ended September 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above. Of the $21.8 million increase, $3.6 million was attributable to the Motorola Acquisition.

Interest expense increased $7.2 million, or 98%, for the nine-month period ended September 30, 1999 from $7.3 million for the nine-month period ended September 30, 1998. The increase in interest expenses was attributable to higher interest rates and increased average borrowings associated with the Company's acquisitions during the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998.

Amortization of original issue discount and debt issuance cost increased $5.7 million to $17.3 million for the nine-month period ended September 30, 1999 from $11.6 million for the nine-month period ended September 30, 1998. The prior year period included amortization of original issue discount for only six full and one partial month, as the sale of the Company's 10% Senior Discount Notes due March 15, 2008 ("Senior Discount Notes") was consummated on March 20, 1998, compared to a full nine-months of amortization on the accreted balance for the 1999 period.


Three months ended September 30, 199 compared to three months ended September
-----------------------------------------------------------------------------
30, 1998
--------

Site Revenues increased by $14.5 million, or 169%, to $23.1 million for the three-month period ended September 30, 1999 from $8.6 million for the three-month period ended September 30, 1998. The additional revenue is mainly attributable to the acquisition and construction of 2,184 sites over the past twelve months since September 30, 1998, of which 1,987 closed during the three months ended September 30, 1999.

A portion of the revenue increase is related to same-sites sales growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers.

Direct operating expenses, excluding depreciation and amortization, increased by $5.0 million, or 260%, to $6.9 million for the three-month period ended September 30, 1999 from $1.9 million for the three-month period ended September 30, 1998. This increase is consistent with the acquisition and construction of the 2,184 sites discussed above. Direct operating expenses as a percentage of revenue increased to 29.8% for the three-month period ended September 30, 1999 from 22.2% for the three-month period ended September 30, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with the Company's objective of providing wireless service providers a large selection of antenna site locations.

General and administrative expenses increased for the three-month period ended September 30, 1999 from $0.9 million to $1.2 million for the three-month period ended September 30, 1998. However, as a percentage of revenue, it decreased to 5.2% of revenue for the three-month period ended September 30, 1999 from 9.9% for the three-month period ended September 30, 1998 reflecting the disproportionate higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites. The increases in expenses are from additional staffing required for the increased work volume, the Company becoming a public registrant, increased levels of advertising and marketing expenditures, and other related costs associated with the Company's growth.

Corporate development expenses increased $0.8 million, from $1.7 million to $2.5 million, but decreased as a percentage of revenue from 19.3% for the three-month period ended September 30, 1998 compared to 10.7% for the three-month period ended September 30, 1999. The increases are related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economics of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites.

State franchise, excise and minimum taxes, which represent taxes assessed in connection with the Company's operations in various state jurisdictions increased to $0.3 million for the three-month period ended September 30, 1999 from $0.1 million for the three-month period ended September 30, 1998. Such taxes are calculated using various methods such as a portion of the Company's property within a given state, the Company's capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1999 is primarily attributable to the Company's significant expansion of its geographic region, primarily through acquisitions.

Depreciation and amortization expense increased 164%, or $9.6, million to $15.5 million for the three-month period ended September 30, 1999 from $5.9 million for the three-month period ended September 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above. Of the $9.6 million increase, $3.6 million was attributable to the Motorola Acquisition.

Interest expense increased $3.5 million, or 127%, for the three-month period ended September 30, 1999 from $2.7 million for the three-month period ended September 30, 1998. The increase in interest expenses was attributable to higher interest rates and increased average borrowings associated with the Company's acquisitions during the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998.

Amortization of original issue discount and debt issuance cost increased $0.6 million to $6.1 million for the three-month period ended September 30, 1999 from $5.5 million for the three-month period ended September 30, 1998. The increase reflects the twelve months of compounding of the amortized original issue discount of the zero-coupon Senior Discount Notes issued March 20, 1998 and due March 15, 2003.

Liquidity and Capital Resources
-------------------------------

The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its Senior Discount Notes. The Company had working capital of $101.0 million and a working capital deficit $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY II repaid on February 24, 1999) as of September 30, 1999 and December 31, 1998, respectively. The Company's ratio of total debt to stockholders' equity was 1.8 to 1.0 at September 30, 1999 and 10.9 to 1.0 at December 31, 1998.

The Senior Credit Facility with Bank of America, N.A. and certain other lenders provides a combination of term loans and revolving lines of credit for borrowings of up to $670 million, 520 of which is currently committed. The Company may make borrowings and repayments until June 30, 2006. Beginning June 30, 2001, the availability under the term loans and revolving lines of credit start reducing by specified amounts on a quarterly basis until June 30, 2007 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 1.75% or the 90-day London Interbank Offered Rate plus a margin of up to 3.00%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of communications sites. As of September 30, 1999, there was approximately $200 million available under the Senior Credit Facility (of the additional $50 million of uncommitted amount that subsequently was committed and the $150 million that remains uncommitted currently) after giving effect to approximately $25.7 million of outstanding letters of credit, which reduce availability under the Senior Credit Facility.

The Company also uses seller financing to fund certain of its tower acquisitions. The Company had outstanding notes that it issued to sellers bearing interest at rates ranging from 8.5% to 13.0% per annum in the aggregate amount of $28.2 million at September 30, 1999.

In March 1998, the Company completed its offering of its Senior Discount Notes. The Company received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under the Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon, to repay in full and retire a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to holders of Class B Common Stock. The Senior Discount Notes were issued under an indenture dated as of March 20, 1998 and will mature on March 15, 2008. Until March 15, 2003, the Company's interest expense on the Senior Discount Notes will consist solely of the accretion of original issue discount. Thereafter, the Senior Discount Notes will require semi-annual cash interest payments of $16.25 million.

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

On February 19, 1999, the Company completed the IPO whereby the Company sold 20,000,000 shares of Common Stock. In addition, on March 19, 1999, the Underwriters over-allotment option was exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the IPO of approximately $290 million before deducting costs of the IPO.

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

Capital expenditures, including acquisitions, for the nine months ended September 30, 1999 were $477.0 million, compared to $350.3 million in the comparable 1998 period. The Company anticipates that it will spend approximately $98.7 million on capital expenditures during the period from October 1, 1999 through December 31, 1999, including the Motorola Antenna Site Acquisition, various individually immaterial acquisitions in the Company's current targeted acquisitions pipeline, construction and upgrading of communications sites. Depending on availability of additional capital, the Company expects that it may make substantial capital expenditures for acquisitions, construction and upgrading of additional communications sites in 1999 and 2000.

The Company believes that cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. The Company currently anticipates that it will seek additional financing in order to pursue additional acquisitions, construction activity and other capital expenditures that will require funding in excess of available proceeds and funds available under its Senior Credit Facility. Such additional financing may be obtained by the Company through public or private debt and equity offerings or increasing availability under its Senior Credit Facility. There can be no assurance that such financing will be commercially available through an increased commitment under the Senior Credit Facility or otherwise or be
permitted by the terms of the Company's existing indebtedness.   To the extent
that the Company is unable to finance future capital expenditures, it may not be able to achieve its current acquisition strategy.

Inflation

Because of the relatively low levels of inflation experienced in 1998 and as of September 30, 1999, inflation did not have a significant effect on the Company's results in such years.

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

The following table represents the future principal payment obligations and weighted-average interest rates associated with the Company's existing long-term debt instruments assuming the Company's actual level of long-term indebtedness of $676.8 million under the Senior Discount Notes and the Senior Credit Facility as of September 30, 1999:

   Expected Maturity Date

                             1999       2000           2001         2002         2003      Thereafter
Liabilities
Long-term Debt
Fixed Rate
(10.00%)                   $  --      $  --        $        --  $        --  $        --  $325,000,000
Variable Rate
(Weighted Average
Interest Rate of 8.32%)       --         --         34,530,000   51,245,000   61,274,000   297,251,000

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

Item 5.  Other Information.
         -----------------

The Company is taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The federal tax laws and regulations relating to REITs limit the Company's ability to own and derive income from certain types of assets. In order to minimize the risk that the ownership of or income from certain of the roof top communications sites acquired from Motorola (the "Transferred Assets") might negatively affect the Company's qualification as a REIT, effective September 29, 1999 the Transferred Assets were transferred to PT III for $49,000,000. A subsidiary of the Company owns approximately 9% of PT III's common stock. Certain officers of the Company own the remaining outstanding common stock of PT III. In September 1999, a subsidiary of the Company purchased $49,000,000 of convertible preferred stock issued by PT III. PT III used the proceeds from the sale of such preferred stock to acquire the Transferred Assets. In connection with such transfer, a subsidiary of the Company and PT III entered into a services agreement whereby such subsidiary agreed to service the assets of PT III and take certain related actions. Subsequent to September 30, 1999, PT III exchanged a portion of the convertible preferred stock it issued for a $39,200,000 convertible promissory note issued by it to a subsidiary of the Company and amended certain terms of the remaining convertible preferred stock. In addition, the aforementioned services agreement was replaced with a cost and expense sharing and reimbursement agreement. PT III has guaranteed the Senior Credit Facility and has pledged all of its assets to secure such guarantee. The Board of Directors of the Company, excluding the officers of the Company owning PT III common stock, who abstained, approved the transactions with PT III and determined that such transactions were on terms no less favorable to the Company than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with the Company, and that such transactions were in the best interests of the Company. The Company currently does not anticipate that the officers of the Company who own PT III common stock will significantly benefit from such stock ownership.

As a result of the acts referenced in the preceding paragraph, a subsidiary of the Company currently owns a $39,200,000 convertible promissory note issued by PT III that accrues interest at the rate of 13%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand. The $9,800,000 of outstanding PT III convertible preferred stock accrues dividends at 18% per annum, payable quarterly. The terms of PT III's convertible promissory note, convertible preferred stock and certificate of incorporation limit PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to its shareholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from either its common shareholders, the holders of the convertible preferred stock and/or the holders of the convertible note, depending on the action seeking to be taken. Should all of the PT III convertible preferred stock and the convertible promissory note be fully converted to common stock of PT III, a subsidiary of the Company would own in excess of 99.9% of the outstanding common stock of PT III. PT III may issue limited amounts of nonvoting common stock in the future in order for it to independently qualify as a REIT.

The foregoing is merely a summary description of PT III and the transactions between it and the Company and its subsidiaries. The description does not purport to be a complete description of such matters and is subject to the provisions of, and is qualified in its entirety be reference to, the material agreements relating to those matters, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

The Company continues to assess the risk to its status as a REIT that might result from it reacquiring the Transferred Assets. Depending upon the conclusions reached from such assessment, the Company may seek to reacquire the Transferred Assets by purchase, merger or other means. It is possible that the Company may enter into additional transactions with PT III or other similar entities in certain circumstances to minimize the risk of no longer qualifying as a REIT. In addition, as additional acquisition opportunities become available to the Company in its existing line of business or in complimentary non-real estate based communication services activities, the Company may determine that it is in its best interests to acquire, operate or derive income from assets, business or entities that would cause it to no longer qualify as a REIT.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) Reports on Form 8-K. The Company filed a Form 8-K on September 14, 1999 with respect to the acquisition of communication sites from Motorola, Inc. as discussed in footnote 2 to the Consolidated Financial Statements in Part I, Item 1 above. The Company indicated in such Form 8-K that it intended to file the required financial statements and pro forma financial information as soon as practicable, but no later than 60 days from the date of that filing. The Form 8-K/A was filed on November 15, 1999.

     No other reports on Form 8-K were filed during the nine month period ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Pinnacle Holdings Inc.

Date  November 15, 1999       By:  /s/ Steven R. Day
                                  -----------------------
                                  Steven R. Day
                                  Chief Financial Officer
                                  Vice President, and Secretary

                                  Duly Authorized Officer and Principal
                                    Financial Officer.

                                 EXHIBIT INDEX

Designation     Description
-----------     -----------

2.1 Agreement for Purchase and Sale of Assets between Pinnacle Towers Inc. and Motorola, Inc., dated June 25, 1999.***

2.2 Amendment to Agreement for Purchase and Sale of Assets dated as of August 31, 1999 between Pinnacle Towers Inc. and Motorola, Inc.+

3.1.1 Amended and Restated Certificate of Incorporation.*

3.1.2 Bylaws of the Company.**

4.1 Registration Rights Agreement dated as of August 31, 1999 between the Registrant and Motorola, Inc.+

10.1  Fourth Amended and Restated Credit Agreement, dated June 25, 1999.****

10.2  Fifth Amended and Restated Credit Agreement, dated September 17, 1999.

10.3 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.

10.4 Amended and Restated Articles of Incorporation of Pinnacle Towers III, Inc., dated September 28, 1999.

10.5 Agreement For Purchase and Sale Agreement of Assets by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.

10.6 Services Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.

10.7 Agreement by and between Pinnacle Towers III, Inc. and Pinnacle Towers Inc., dated as of September 28, 1999.

10.8 Amended and Restated Articles of Incorporation of Pinnacle Towers III, Inc., dated October 28, 1999.

10.9  Convertible Promissory Note of Pinnacle Towers III, Inc.

10.10 Cost and Expense Sharing and Reimbursement Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., effective as of August 31, 1999.

27.1  Financial Data Schedule

__________________

* Previously filed on February 17, 1999 with Amendment No. 6 to the Company's Registration Statement on Form S-11 (S.E.C. File No. 333-59297).

** Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (S.E.C. File No. 333-49147).

*** Previously filed on July 2, 1999 with the Company's Registration Statement on Form S-3 (S.E.C. File No. 333-82273).

**** Previously filed on July 21, 1999 with Amendment No. 2 to the Company's
     Registration Statement on Form S-3 (S.E.C. File No. 333-82273).

+ Previously filed on September 14, 1999 with the Company's Report on Form 8-K (S.E.C. file No. 000-24773)