Form 10-Q/A
period 1999-09-30
PINNACLE HOLDINGS INC
filed 1999-12-01
CIK 1058986

                                  FORM 10-Q/A
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1999

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

                           Telephone: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _____
                                      ---
At November 12, 1999, Registrant had outstanding 41,094,520 shares of $.001 par value Common Stock.



PART I. FINANCIAL INFORMATION                                                                        Page
                                                                                                     ----
Item 1.     Financial Statements
            Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999        1
            Condensed Consolidated Statements of Operations for the nine months ended
            September 30, 1998 and 1999                                                                 2
            Condensed Consolidated Statements of Operations for the three months ended
            September 30, 1998 and 1999                                                                 3
            Condensed Consolidated Statement of Changes in Stockholders' Equity for the nine months
            ended September 30, 1999                                                                    4
            Condensed Consolidated Statements of Cash Flows for the nine months ended
            September 30, 1998 and 1999                                                                 5
            Notes to Condensed Consolidated Financial Statements                                      6-9

Item 2.     Management's Discussion and Analysis of Financial Condition and
            Results of Operations                                                                    9-16

Item 3.     Quantitative and Qualitative Disclosures About Market Risk                                 16

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                                                          17

Item 2      Not Applicable                                                                             17

Items 3.    Not Applicable

Item 4.     Not Applicable                                                                             17

Item 5.     Other Information                                                                          17

Item 6.     Exhibits and Reports on Form 8-K                                                           18

SIGNATURES                                                                                             19

EXHIBIT INDEX                                                                                          20

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

                             Pinnacle Holdings Inc.

Date  December 1, 1999       By:  /s/ Steven R. Day
                                  -----------------------
                                  Steven R. Day
                                  Chief Financial Officer
                                  Vice President, and Secretary

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