Form 10-K405
period 1999-12-31
PINNACLE HOLDINGS INC
filed 2000-02-29
CIK 1058986

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

     (Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

     For the transition period from _________ to __________

                         Commission file number: 0-24773

                             PINNACLE HOLDINGS INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          DELAWARE                                         65-0652634
---------------------------------                     --------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                      Identification No.)

          1549 RINGLING BOULEVARD, 3RD FLOOR, SARASOTA, FLORIDA 34236
          -----------------------------------------------------------
               (Address of principal executive offices) (zip-code)

Registrant's telephone number, including area code:   (941) 364-8866

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such
filing requirements in the past 90 days. YES  [X]   NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the voting common stock held by non-affiliates as of February 24, 2000 was approximately $2.0 billion. There were 48,294,471 shares of the registrant's common stock, par value $.001 per share, outstanding on February 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, scheduled to be held on May 2, 2000, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

         ITEM 1. BUSINESS

         AS USED IN THIS ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDING DECEMBER 31, 1999, UNLESS THE CONTEXT OTHERWISE REQUIRES, "WE," "US," "OUR," "COMPANY," OR "PINNACLE" REFERS TO PINNACLE HOLDINGS INC. AND ITS SUBSIDIARIES.

OVERVIEW

         We are a leading independent provider of wireless communications site space in the United States. We focus primarily on renting space on communications sites to providers of wireless communications services such as PCS, cellular, paging, SMR/ESMR, wireless data transmission and radio and television broadcasting. We believe that focusing on the communications site rental business allows us to achieve the highest cash flow margins with the lowest level of risk on our invested capital in the communications site business. Our growth strategy is focused on growing cash flow by increasing tenancy on our existing sites and acquiring tall towers and other site structures located in areas of high wireless rental site demand that can accommodate multiple tenants. As a result of our extensive base of communications sites and our acquisition strategy, we believe we are well positioned to continue benefiting from the growth opportunities in the rapidly consolidating tower industry and from the strong demand for communications site rental space fueled by the growing demand for wireless services.

         Since our formation in May 1995, we have focused on creating a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa. As of December 31, 1999, we have completed 346 acquisitions, acquiring 3,099 communications sites, including 1,657 owned sites, 584 "managed" sites and 858 "leased" sites, and we have constructed 100 towers. As of December 31, 1999, we also have agreements or letters of intent to acquire 698 additional communications sites. Managed sites are tower or rooftop communications sites owned by others where we have the exclusive right to market antenna space. Leased sites are tower or rooftop communications sites owned by others where we have a non-exclusive right to market antenna space.

         We currently have over 3,790 customers renting space on one or more of our communications sites. Our tenants include all forms of wireless communications providers, operators of private wireless networks and government agencies, including Arch Communications, BellSouth Mobility, the Federal Bureau of Investigation, the Bureau of Alcohol, Tobacco & Firearms, Motorola, Nextel, Pagemart, PageNet, Skytel, Southern Communications, Sprint PCS and Teletouch. Our customers are generally responsible for the installation of their own equipment and the incremental utilities costs associated with that equipment. In addition, adding customers on a communications site does not increase our monitoring, maintenance or insurance costs. Therefore, when new customers or additional equipment are added to a communications site, we are able to increase revenue with limited incremental costs, thereby increasing cash flow margins. Furthermore, we experience minimal churn as our communications site locations serve an essential function in our customers' wireless networks and cannot easily be replaced.

         We believe that "same site" revenue growth is a meaningful indicator of the organic growth of our business. Same site revenue growth is measured by comparing the annualized revenues of our communications sites at the end of a period to the annualized revenues for the same sites at the end of a prior period without considering revenues from the communications sites we acquired during the period. Taking into consideration leases for new tenants, we experienced same site revenue growth of approximately 19.0% for the year ended December 31, 1999 on our base of communications sites as of December 31, 1998.

INDUSTRY BACKGROUND

         Communications sites are primary infrastructure components for wireless communications services such as PCS, cellular, paging, SMR/ESMR, wireless data transmission and radio and television broadcasting. Wireless communications companies require specialized wireless transmission networks in order to provide service to their customers. Each of these networks is configured to meet the requirements of a particular carrier to cover a geographic area and include transmission equipment such as antenna, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, are critical to the operation of wireless communications networks and consist of towers, rooftops and other structures on which the equipment may be placed. Wireless communications providers design their networks and select their communications sites in order to optimize their transmission frequencies, taking into account the projected geographic area the site will cover, the topography of the area and the requirements of the technology being deployed.

THE WIRELESS COMMUNICATIONS INDUSTRY

         The wireless communications industry is growing rapidly as:

         o  consumers become increasingly aware of the uses and benefits of wireless communications services;
         o  the costs of wireless communications services decline; and

         o  new wireless communications technologies are developed.

         Changes in federal regulatory laws have led to a significant increase in the number of competitors in the wireless communications industry. This competition, combined with an increasing reliance on wireless communications services by consumers and businesses, has increased demand for higher quality networks with wide reaching and reliable service. As new service carriers build out their networks and existing carriers upgrade and expand their networks to maintain their competitiveness, the demand for communications sites is expected to increase dramatically.

         The wireless communications industry is comprised of the following segments:

         o CELLULAR. Currently each market in the United States has two licensed cellular service operators. Cellular networks consist of numerous geographic "cells" located every few miles that rebroadcast the cellular frequency. Each cell includes a communications site consisting of transmission equipment typically located on a wireless communications tower. A cellular system may use analog or digital transmissions. According to industry publications, as of December 31, 1998, there were 59.2 million cellular telephone subscribers in the United States, estimated to have grown to 66.9 million subscribers at the end of 1999.

         o PCS. PCS is an emerging wireless communications technology competing with cellular that offers a digital signal that is clearer and offers greater privacy than analog cellular systems. PCS companies are expected to be substantial users of tower space primarily because:

           --up to seven PCS licenses have been issued by the Federal
             Communications Commission ("FCC") in each market (versus two licenses for cellular); and

           --PCS technology requires more communications sites to cover the same geographic area as cellular technology.

According to industry publications, there were approximately 7.2 million PCS subscribers in the United States as of December 31, 1998 estimated to have grown to 14.6 million subscribers at the end of 1999.

PERSONAL COMMUNICATIONS INDUSTRY ASSOCIATION MEMBERS ("PCIA") ESTIMATE THAT AS OF DECEMBER 31, 1998 THERE WERE APPROXIMATELY 84,000 ANTENNA SITES (CELLULAR AND
PCS) IN THE UNITED STATES. PCIA estimates that this number will increase by approximately 66,000 additional antenna sites by 2005. While some of these sites may use existing communications sites, it is expected that a large number of new sites will be required for the deployment of PCS networks. PrimeCo, Aerial and Sprint PCS are currently building out PCS systems in the Southeast, and are placing their equipment on many of our rental communications sites, rather than constructing their own towers.

         o PAGING. Paging has also enjoyed significant growth over the last 10 years. This growth was spurred by declining prices, wider geographic reach and increasing demand by consumers. While network construction by the paging industry appears to be reaching a level of maturity, even at the current subscriber levels it is expected that additional transmission frequencies and, in-turn, additional transmitter equipment will be required both to service existing paging customers and deploy new paging technologies. Paging companies have historically relied heavily on rental towers and are expected to continue to do so.

         o SMR/ESMR. SMR companies provide two-way radio communications primarily for commercial purposes. Two-way private business radio is used primarily for businesses engaged in dispatching personnel or equipment to work sites with users including construction and trucking companies, courier services, hospitals and taxicabs. Each service provider holds an FCC radio license that allows it to transmit over a particular frequency, and most lease space on local communications sites for transmission purposes. As a result of advances in digital technology, some wireless communications providers have begun to design or modify networks that utilize SMR frequencies by deploying advanced digital technologies called ESMR. ESMR increases the capacity of radio networks allowing more efficient use of allocated frequencies. These efficiencies and improvements allow ESMR to provide wireless telephone service that can compete with cellular and PCS. As more commercial users are attracted to enhanced SMR services, the demand for communications site space to support this broader use should also increase. Nextel and Southern Communications are currently the leading ESMR providers in the United States.

         o GOVERNMENT AGENCIES. Federal, state and local government agencies are major users of wireless communications services and typically operate on their own dedicated frequencies. These government agencies often find it easier to lease rather than own communications site space. As new technologies are developed in law enforcement, emergency and other government services, various municipalities and government agencies are becoming more significant users of wireless communications services. Examples of government customers of communications site space include the Federal Bureau of Investigation, U.S. Coast Guard, U.S. Secret Service and various municipal agencies.

         o BROADCAST AND WIRELESS CABLE. Broadcasters transmit AM/FM radio signals and VHF and UHF television signals in order to obtain the broadest and clearest coverage available. A broadcast station's coverage is one of the primary factors that influences the station's ability to attract advertising revenue. Once a communications site location is chosen, broadcasters rarely change sites because of complex regulatory requirements, high switching costs and business disruption. Although the U.S. broadcasting industry is generally mature in its demand for transmission communications site capacity, a significant increase in demand for communications site space may occur when digital transmissions are used to deliver high definition television or digital multi-casting, i.e., multiple "normal" definition television channels. Additionally, wireless cable television is being developed and positioned as a potential alternative to traditional cable television. Wireless cable operates by receiving programming from a satellite which is then retransmitted from an antenna on a communications site to an antenna on a subscriber's residence. Several wireless cable companies are now in the process of constructing their systems in our regions.

         o EMERGING TECHNOLOGIES AND AVAILABILITY OF FCC SPECTRUM. Several new entrants in the wireless communications industry are emerging as new technology becomes available and as additional radio spectrum is authorized for use by the FCC. While currently in its earliest stages, wireless internet access may result in substantial increases in utilization of available spectrum. We believe this is likely to result in demand for additional site rental space. Wireless local loop systems provide non-mobile telecommunications services to users by transmitting voice and data over radio waves from the public switched network to the customer location. This technology allows competition for non-mobile telephone revenue (primarily commercial customers in office building environments) via the utilization of fixed wireless technology, which is typically installed on building rooftops. Wireless data transmission is also widely viewed as being in its infancy as several companies endeavor to build national wireless data transmission networks including, Nationwide Wireless Network (an affiliate of MTEL), RAM Mobile Data (10% owned by BellSouth), and Racotek's SMR based data networks. Automatic Vehicle Monitoring/Location and Monitoring Services such as "Lo Jack" also require a minimum of three towers to provide their services in a particular coverage area. In addition to their current uses, we believe that monitoring/tracking service providers will use this technology to provide fleet tracking, rail and container transportation monitoring, security and access control, etc.

         These recent developments in the wireless communications industry indicate continuing opportunities for growth in the communications site rental industry. Industry analysts project rapid and continued growth in the major wireless communications industry segments and these projections all share a common outcome: more equipment needs to be installed on a limited supply of communications sites.

THE COMMUNICATIONS SITE RENTAL INDUSTRY

     A typical tower site consists of a fenced area containing a tower and an equipment shelter that houses a variety of transmitting, receiving and switching equipment. There are three types of towers:

         o Guyed towers (which can reach heights of up to 2,000 feet) gain their support from a series of cables attached at different levels on the tower to anchor foundations in the ground;

         o Lattice towers (which can reach heights of up to 1,000 feet) are self-supporting structures usually tapered from the bottom up, with either three or four legs; and

         o Monopoles (which typically range in height from 50 to 200 feet) are self-supporting tubular structures, which typically accommodate fewer tenants. Monopoles are often used as single purpose towers or in locations where there are space constraints or a need to address aesthetic concerns.

         In addition to towers, wireless communications equipment can also be placed on building rooftops. Rooftop sites are common in urban downtown areas where tall buildings are available and multiple communications sites are required because of the high volume of wireless traffic. At December 31, 1999, our tower portfolio consisted of 1,833 guyed, 658 self supporting lattices, 106 monopoles and 602 rooftop sites.

         The value of a rental communications site is principally determined by the desirability of its location to customers and the amount of equipment that can be located at a particular site. Multiple customers can share one tower through "vertical separation" with each type of customer (i.e., cellular, PCS or paging) located at a different height on the tower, while multiple customers can share a single rooftop communications site through "horizontal separation" of each type of customer. Additionally, although many existing towers and rooftops were not originally built with the capacity to support multiple customers, these communications sites can often be augmented or reinforced to support additional equipment.

         Historically, wireless communications providers and broadcasters built, owned and operated their own towers, which were typically constructed and designed for their exclusive use. There have been a number of changes in the communications industry, however, that have resulted in communications sites becoming available for multiple uses and for acquisition by independent communications site operators:

         o As new technologies emerged, much of the transmission equipment located on many communications sites became obsolete. For example, fiber optic cables have largely replaced transmission traffic traditionally carried by wireless microwave networks.

         o Paging and SMR providers traditionally owned their own networks and transmission towers. As these industries have consolidated over the past 10 years, the service providers consolidated their equipment, resulting in unutilized or underutilized towers.

         o Wireless communications providers today are generally more focused on developing their subscriber base and less focused on building and owning proprietary tower networks.

         During the mid-to-late 1980s, a number of independent communications site owners began to emerge, marking the beginning of the site rental industry. These independent tower owners focused on owning and managing towers and rooftops with multiple customers. We believe the majority of these operators were individuals with a small number of local rental towers offering very limited coverage areas. Since 1995, however, several larger independent communications site owners have emerged as demand for wireless communications services has continued to grow and as additional high frequency licenses were awarded for new wireless communications services. Both trends led to a need for networks with an extensive tower infrastructure. Rental communications sites in many parts of the United States are still largely owned by many different companies and individuals, even though the consolidation of communications site ownership has begun to accelerate as larger independent owners acquire small local owners. As the demand for communications sites has been increasing, there has been a growing trend by municipalities to slow the proliferation of towers. These trends have contributed to an increasing need for strategically located towers that can accommodate multiple wireless communications providers.

OUR BUSINESS AND GROWTH STRATEGY

         Our objective is to create value by rapidly growing cash flow. We believe we can do this by aggressively marketing existing communications sites, as well as new site inventory we obtain primarily through acquisition, and also by selectively constructing new towers. In order to achieve this objective, we have designed and implemented a three-tiered growth strategy that includes:

         o increasing our revenue per tower by aggressively marketing available space;

         o continuing to acquire towers in key markets; and

         o implementing a selective tower construction program designed to complement our acquisition strategy.

OUR MARKETING AND DEVELOPMENT STRATEGY

         We aggressively market rental space on our communications sites to leverage our fixed costs over a broad base of customers. Our customers are generally responsible for the installation of their own equipment and the utility costs associated with operating their equipment. In addition, adding customers to an existing communications site does not increase our monitoring, maintenance or insurance costs. Accordingly, when customers are added to an existing site, there is little expense and the additional revenue increases our cash flow margins. The key elements of our marketing and development strategy include the following:

         o WE OFFER STRATEGICALLY LOCATED CLUSTERS OF COMMUNICATIONS SITES. By owning and assembling clusters of towers in high growth regions, we believe that we are able to offer our customers the ability to rapidly and efficiently fulfill their network expansion plans across a particular market or region, which we believe provides us with a significant competitive advantage. We also believe that the management and leasing contracts we acquired in the Motorola Antenna Site Acquisition will enhance our competitive position by allowing us to make more communications sites, in more locations, available to our customers.

         o WE TARGET A DIVERSIFIED CUSTOMER BASE. The number of antennas a tower can accommodate varies depending on the type of tower (guyed, self-supporting lattice or self-supporting monopole), the height of the tower and the nature of the services provided by such antennas. The substantial majority of our towers are tall self-supporting lattice and guyed towers that can support a large number of antennas and therefore enable us to market our tower space to a diverse group of wireless communications providers. In addition, rooftop sites allow us to further diversify our customer base by providing us with an inventory of high altitude sites suitable for newer LMDS and HDTV technologies.

         o WE TAKE ADVANTAGE OF OUR STRONG CUSTOMER RELATIONSHIPS. We believe that we have established a reputation among our customers as a highly professional and reliable tower space provider. This reputation has been achieved through ongoing investment in the development of relationships at multiple levels of our customers' organizations. We believe that important factors in generating interest in our towers are the customer's awareness of the quality of a particular site, the ease of doing business with one lessor, the location of our other towers and our ability to acquire and construct new towers. We also use our strong customer relationships to understand our customers' future construction plans to guide our acquisition and new construction programs.

         o WE USE EXPANSION INFORMATION OBTAINED FROM OUR CUSTOMERS. We use information obtained from our customers concerning their future expansion plans to guide our acquisition and new construction programs.

         o WE PRE-MARKET SITE RENTAL SPACE BY TRACKING FCC FILINGS. All FCC licensees must file applications for site locations. As part of a disciplined approach to acquisitions and new tower construction activities, we track these filings, which enable us to pre-market communications site rental space to existing and new wireless communications providers.

OUR ACQUISITION STRATEGY

         We are focused on acquiring cluster of communications sites in high growth markets. We target tall towers that have existing tenants with capacity for more. We believe that growth through acquisition is an attractive strategy because it allows us to:

         o choose the location of our communications sites in key urban and other desired locations;

         o acquire communications sites with existing tenants and the capacity to add multiple, additional tenants;

         o not seek "build-to-suit" mandates from customers, which may result in towers being built in unprofitable locations; and

         o lower our risk as cash flow from communications sites with existing tenants is predetermined and immediate.

         Our acquisition strategy continues to focus on:

         o rapidly acquiring communications sites in key markets as a means to quickly gain critical mass which allows us to offer the most desirable site rental inventory to a customer.

         o completing follow-on acquisitions to enhance our coverage in selected wireless communications markets; and

         o entering new markets as a platform for future growth.

         In executing our acquisition strategy, we generally target strategically located individual communications sites or small groups of communications sites. Our focus on individual communications sites or small groups of communications sites, however, does not preclude potential acquisitions of a large number of sites in a single transaction, as is the case with the Southern Towers Acquisition, the MobileMedia Acquisition, and the Motorola Antenna Site Acquisition.

         The key elements of our acquisition strategy are set forth below:

         o WE TARGET HIGH GROWTH WIRELESS COMMUNICATIONS MARKETS. We target population centers and key transportation corridors in high growth wireless communications markets. We have established a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa.

         o WE TARGET TALL COMMUNICATIONS SITE STRUCTURES. We seek to acquire tall communications site structures that can accommodate a diversified customer base that uses different types of wireless technologies with different height requirements.

         o WE FOCUS ON THE COMPATIBILITY WITH OUR EXISTING COMMUNICATIONS SITE NETWORK. We consider many factors when evaluating a potential acquisition. In particular, we consider whether an acquisition will enhance or create a cluster of communications sites in a given area, thereby providing us with a stronger market position and competitive advantage. We also consider whether the communications sites in a particular acquisition meet previously identified customer demand for enhanced coverage. In some instances, we may acquire, as part of a group of communications sites being purchased, an individual communications site that falls outside of normal acquisition parameters. Such acquisitions occur only when we have determined that the overall transaction is attractive.

         o WE EMPLOY A DISCIPLINED VALUATION PROCESS. We seek to acquire communications sites that have existing cash flow and identified potential for significant future cash flow growth from additional tenants. Prior to acquiring a communications site we consider each of the following factors:

            -- current population coverage of each communications site to be acquired;

            -- nature and quality of the existing and potential customer base;

            -- coverage of current and future transportation corridors; and

            -- location and desirability of competing communications sites.

         o WE COMMIT SIGNIFICANT PERSONNEL TO IDENTIFYING, NEGOTIATING AND CLOSING COMMUNICATIONS SITE ACQUISITIONS. We conduct extensive due diligence prior to consummating an acquisition, leveraging what we believe to be our competitive advantage in terms of our experience in, and knowledge of, the communications site rental industry. We utilize the services of 16 independent communications site buyers who spend substantially all of their time in the field identifying, evaluating and generating acquisition opportunities using a standardized process that we have developed to ensure that acquisitions are evaluated, documented and rapidly processed. In order to execute and ensure the integrity and quality of this process, we use outside independent professionals to verify certain accounting, legal and engineering data. We believe that this approach has proven effective in permitting us to more accurately predict the performance of acquired assets and reduce the risks associated with our acquisitions. However, acquisitions involve a number of potential risks, including the potential loss of customers and unanticipated events or liabilities. Because of such risks, there can be no assurance that we will be able to successfully implement our acquisition strategy. See "--Forward Looking Statements and Associated Considerations--We depend on acquisitions and the integration of those acquisitions into our business."

         We also make an assessment of potential cash flow growth and estimate whether additional capital expenditures will be required to add capacity to accommodate future growth. As a result of this strategy, we believe we have among the highest cash flow margins with the lowest level of risk on invested capital in the communications site business.

         While we have completed an average of 6.2 acquisitions a month since our formation in May 1995, consistent with our acquisition criteria and strategy, we have completed the following major acquisitions since March 1998:

         SOUTHERN TOWERS ACQUISITION. In March 1998, we acquired 201 towers from Southern Communications for approximately $83.5 million plus fees and expenses (the "Southern Towers Acquisition"). Southern Communications is a subsidiary of Southern Company, one of the largest utility holding companies in the United States and an ESMR provider. Substantially all of the towers, which are located in Georgia, Alabama, Mississippi and Florida, were constructed within the past five years.

         In connection with the Southern Towers Acquisition, we entered into leases with Southern Communications and its affiliates to provide communications site space for their ESMR network. The leases provide for an initial 10-year term with five optional renewal periods of five-years each exercisable at the customer's option on the same terms as the original leases. In addition, we have entered into an option agreement with Southern Communications where Southern Communications could require us to use commercially reasonable efforts to supply, acquire or construct an additional 80 towers for rental to Southern Communications or its affiliates. We have initiated construction on approximately half of the tower opportunities presented by Southern Communications to date.

         Prior to the Southern Towers Acquisition, these towers were principally for the use of Southern Communications and its affiliates and had only a limited number of third party tenants. The towers were generally constructed with capacity that significantly exceeded Southern Communications' specific capacity requirements. Accordingly, we believe that there is substantial potential for additional revenue from these towers.

         MOBILEMEDIA ACQUISITION. In September 1998, we acquired 166 towers from MobileMedia and its affiliates for approximately $170 million (the "MobileMedia Acquisition"). MobileMedia recently merged with Arch Communications, Inc., making it part of the second largest paging company in the United States.

         In connection with this acquisition, we entered into a lease arrangement to provide rental tower space to MobileMedia Communications, an affiliate of MobileMedia. This lease provides for an initial 15 year noncancellable term with one five-year renewal period, exercisable at the customer's option. Under this lease, MobileMedia Communications secured communications site space for its currently existing 683 transmitters on the acquired towers at a monthly rental rate of $1,300 per transmitter or $888,000 per month. In connection with the lease, we have also given MobileMedia Communications the right to a defined pricing discount for additional communications site space on our tower portfolio that MobileMedia Communications may lease in the future as it continues to expand its paging network. We believe that the discount arrangement is an incentive for MobileMedia Communications to use us as a preferred provider of rental communications site space for new communications site locations they may require in the future.

         MOTOROLA ANTENNA SITE ACQUISITION. On August 31, 1999, we completed the acquisition of approximately 1,858 communications sites, including 499 owned sites, 526 managed sites, and 833 leased sites from Motorola, Inc. ("Motorola") for $255 million in cash and stock, plus fees and expenses. The Motorola communications sites that we acquired are largely clustered in urban areas throughout the United States and Canada with over 50% of the owned sites overlapping with our existing communications site portfolio. We believe that the Motorola Antenna Site Acquisition greatly enhances our ability to offer our customers attractive tower clusters in high growth markets and transportation corridors. In addition, the Motorola managed sites that we acquired enable us to provide our customers with urban rooftop sites such as the World Trade Center in New York, Sears Tower in Chicago and the Allied Bank Building in Houston. We believe these sites will allow us to further diversify our customer base by providing us with an inventory of high altitude sites in urban areas.

         In order to minimize the risk that the ownership of or income from certain of the rooftop communications sites acquired from Motorola (the "Transferred Assets") might negatively affect the Company's qualification as a Real Estate Investment Trust ("REIT"), effective September 29, 1999 the Transferred Assets were transferred to Pinnacle Towers III, Inc. ("PT III") for $49,000,000. A subsidiary of the Company owns approximately 9% of PT III's common stock. Certain officers of the Company own the remaining outstanding common stock of PT III. In September 1999, a subsidiary of the Company purchased $49,000,000 of convertible preferred stock issued by PT III. PT III used the proceeds from the sale of such preferred stock to acquire the Transferred Assets. In connection with such transfer, a subsidiary of the Company and PT III entered into a services agreement whereby such subsidiary agreed to service the assets of PT III and take certain related actions. Subsequent to September 30, 1999, PT III exchanged a portion of the convertible preferred stock it issued for a $39,200,000 convertible promissory note issued by it to a subsidiary of the Company and amended certain terms of the remaining convertible preferred stock. In addition, the aforementioned services agreement was replaced with a cost and expense sharing and reimbursement agreement. PT III has guaranteed our credit facility and has pledged all of its assets to secure such guarantee.

         The $39,200,000 convertible promissory note issued by PT III to a subsidiary of the Company accrues interest at the rate of 13%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand. The $9,800,000 of outstanding PT III convertible preferred stock accrues dividends at 18% per annum, payable quarterly. The terms of PT III's certificate of incorporation limit PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to its shareholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from its common shareholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with its affiliates or to sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock is limited. Should all of the PT III convertible preferred stock and the convertible promissory note be fully converted to common stock of PT III, a subsidiary of the Company would own in excess of 99.9% of the outstanding common stock of PT III. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III, the financial position and results of operations and cash flows of PT III are consolidated in the financial statements of Pinnacle Holdings Inc.

OUR NEW TOWER CONSTRUCTION STRATEGY

         An additional element of our growth strategy is to selectively construct new towers in and around major markets where we already have a presence to enhance our existing communications site clusters. Additionally, we also intend to build new towers to expand the capacity of, or otherwise improve, existing sites. In both cases, we adhere to our own requirements of return on invested capital. Tower construction is only initiated after at least one anchor tenant is identified and after we have determined, based on market research, that the capital outlay for the construction project would exceed our minimum required return on invested capital. We do not engage in speculative construction projects or pursue large "build-to-suit" mandates. During 1997, 1998 and 1999, we constructed 22, 47 and 23 towers, respectively. As a result of opportunities generated through our marketing efforts, we estimate that we will identify 80 to 100 new tower build opportunities this year.

OUR STRENGTHS

         We believe the following to be the strengths of our business:

         o WE FOCUS ON THE COMMUNICATIONS SITE RENTAL BUSINESS. We focus on the rental of wireless communications site space as opposed to other lower margin segments of the tower industry such as site acquisition services or tower construction services. Furthermore, we do not engage in large scale "build-to-suit" programs, preferring instead to focus on our core acquisition strategy and complimentary selective construction strategy designed to enhance coverage in targeted markets.

         o WE TARGET AND ACQUIRE CLUSTERS OF COMMUNICATIONS SITES. We believe that the location, size and capacity of our portfolio create significant competitive advantages by enabling us to provide our diverse wireless customers with clusters of sites in a given area.

         o WE ARE A DISCIPLINED AND EFFICIENT ACQUIRER OF COMMUNICATIONS SITE ASSETS. At December 31, 1999 we had a network of approximately 3,099 acquired communications sites. Through our acquisition process we identify communications sites that typically have existing cash flow and enhance our existing portfolio. We have demonstrated the ability to identify and successfully negotiate the purchase of what we believe to be value enhancing acquisitions.

         o WE HAVE THE ABILITY TO SUCCESSFULLY INCREASE COMMUNICATIONS SITE RENTAL REVENUE. Because of our aggressive marketing efforts to all major wireless communications providers we have signed a significant number of new tenants over the last four years. Additional tenants increase the operating leverage of our communications site portfolio and generally increase our overall cash flow margins

         In addition to the above strengths, we believe that our business will be characterized by the following:

         o CONSOLIDATION OPPORTUNITIES IN A HIGHLY FRAGMENTED INDUSTRY. The communications site rental industry remains highly fragmented. Based on an industry analyst's report, we estimate that there are over 20,000 communications sites in the U.S. that are not owned by the largest independent operators and carriers. This creates a significant opportunity for well capitalized companies, such as Pinnacle, to acquire small, independent operators. Since commencing operations in May 1995, through December 31, 1999, we have successfully completed 346 acquisitions through which we have acquired 3,099 communications sites.

         o ATTRACTIVE GROWTH PROSPECTS. Our rental communications sites provide basic infrastructure components for all major wireless communications services, including cellular, PCS, paging, two-way radio, broadcast television, microwave, wireless data transmission and SMR. As a result, we believe that we can achieve a level of growth in our communications site rental revenue that will in general reflect the growth of our customer base over the next several years.

         o STABLE AND PREDICTABLE CASH FLOW. We believe that our business is characterized by predictable and stable monthly, prepaid recurring revenue. Additionally, because a significant proportion of our site rental revenue is received from large companies such as Nextel, Arch Communications and the Southern Company and because the communications sites and services we provide are mission critical to our customers' operations (service can be terminated by us if rent is not paid), we generally experience low levels of bad debt expense.

         o BARRIERS TO ENTRY. Communications sites are subject to a variety of federal and local regulations that make the construction of towers difficult and increase the time and expense associated with their construction, especially in highly populated areas. As a result, we believe that in areas where we have established a critical mass of rental communications site inventory, construction of alternative communications sites will be less attractive to others due to the likelihood of lower returns on those towers. Other independent communications site companies with large build-to-suit contracts, as well as wireless communications providers seeking to construct their own proprietary, limited use towers face continued opposition by municipalities, which are reducing the opportunities for such new communications sites to be built and supporting the trend toward co-location on existing rental communications sites.

OUR OPERATIONS

         Through our centralized management structure, we are designed to be an efficient consolidator and operator of rental communications sites. This is reflected in the methods and processes that we employ in managing our day-to-day operations, including the rapid integration of acquisition, tower construction and sales and marketing data into our proprietary management information systems. This approach ensures that communications site management is coordinated across our functional areas and that the information is accurate, timely and easily available. We have invested heavily in our information systems and believe that our investments in these areas will accommodate significant additional growth. As we seek to expand our communications site portfolio, we will continue to evaluate the need to supplement our current workforce.

         The key components of our operations include:

         o effective integration of communications site assets into our existing portfolio;

         o ongoing monitoring of our portfolio of communications site assets;
           and

         o customer sales and support.

         INTEGRATION. The pace and level of activity that characterize our acquisition, construction and marketing strategies create certain operational challenges, including the efficient integration of the due diligence data and other accounting, legal, regulatory, real estate, engineering and lease information. In response to these challenges, over the past four years we committed substantial resources to the development of our proprietary management information systems to accommodate our overall acquisition, construction and marketing strategies. As a result, we have developed the capability to rapidly integrate new acquisitions and tower construction activity and initiate sales and marketing efforts upon closing or completion.

         ONGOING MONITORING. Our operations personnel perform routine, ongoing site monitoring to ensure the maintenance of accurate data with regard to our communications site inventory. Inventory management includes radio frequency audits and regulatory compliance. We seek to maintain accurate information with regard to customers' equipment that is installed on our communications sites. We believe that this area is overlooked by many rental communications site owners, resulting in erroneous information about the availability of communications site space and payments owed by some existing customers. To minimize errors, we conduct radio frequency audits and match each customer's equipment (which includes base stations, frequencies, coaxial lines and antennas) to those allowed under the customer's lease. Discrepancies are identified and customers are informed of required modifications to the lease terms in order to provide for additional rent. In addition, we use this information to facilitate future capacity calculations and predict where and when capital expenditures may be required to provide additional space to new customers. Regulatory compliance and respect for the needs of the communities in which we operate are essential to us as well as to our customers. Operations personnel ensure that all sites are in compliance with all Federal Aviation Administration (the "FAA") and FCC regulations and other local requirements. Regulatory data is integrated into our management information systems and is provided to current and potential customers as part of equipment installation support efforts.

         CUSTOMER SALES AND SUPPORT. Our customer sales support group is dedicated to responding to the needs of current and potential customers. Support is offered to customers in connection with assessing a selected tower's capacity, determining the potential for radio frequency interference from new equipment and providing required documentation as to ownership and other property issues. This service function seeks to facilitate the customer's decision to initiate installation on our communications sites and, we believe, has enhanced our reputation as a full-service and responsive provider of rental communications site space.

OUR CUSTOMERS AND CUSTOMER LEASES

         As of December 31, 1999, we had over 15,260 separate communications site leases. We have a diversified base of over 3,790 customers. As of December 31, 1999, Arch Communications, Nextel and Motorola represented 10.8%, 9.4% and 4.7%, respectively, of our revenue, on a run rate basis. See "--Forward Looking Statements and Associated Considerations--The loss of any significant customer would adversely affect our business" and "--Forward Looking Statements and Associated Considerations--There are certain risks associated with the Motorola Antenna Site Acquisition."

         We have a diverse mix of customers representing the various technologies and segments of the wireless communications industry. As a result, we believe that we are not dependent on any one segment of the wireless communications industry for future revenue growth. Our diverse mix of customers will continue following the consummation of the Motorola Antenna Site Acquisition, although we anticipate the percentage of revenue we derive from paging customers will decrease while the percentage of revenue we derive from SMR customers and private business customers will increase. The following is a summary of our approximate percentage of annualized run rate revenue by customer type (without giving effect to any pending acquisitions) as of December 31, 1999:

                                                                    PERCENTAGE
   CUSTOMER TYPE                                                    OF REVENUE
                                                                    ----------
   Land Mobile ....................................................    31.6%
   Paging .........................................................    31.1%
   SMR ............................................................    15.4%
   PCS ............................................................     9.4%
   Cellular .......................................................     6.2%
   Data ...........................................................     3.3%
   Broadcasting ...................................................     2.5%
   Other ..........................................................     0.8%
                                                                      -----
       Total.......................................................     100%
                                                                      =====

         In connection with the Southern Towers Acquisition, we entered into leases with Southern Communications providing that Southern Communications or one of its affiliates would be a customer on each of the 201 towers acquired. Under these leases, Southern Communications and its affiliates pay annual initial aggregate rents of $5.5 million. The leases have initial terms of 10 years with five optional renewal periods of five years, each of which is exercisable at the customer's option on the same terms as the original leases. Southern Communications has also indicated a desire to lease space on these towers in addition to the space covered by the leases referred to above. We also entered into a 10 year option agreement with Southern Communications whereby Southern Communications may require us to use commercially reasonable efforts to supply, acquire or construct an additional 80 sites within Alabama, Florida, Georgia or

Mississippi at locations designated by Southern Communications, for rental of sites thereon by Southern Communications or its affiliates. Any of these additional sites would be rented under the same terms as the original leases for the 201 towers described above.

         In connection with the MobileMedia Acquisition, we entered into a lease with affiliates of MobileMedia leasing the "site spaces" at the towers that were previously utilized by MobileMedia and its affiliates for the installation and operation of transmitter systems. The lease has a 15-year term with one five-year renewal term exercisable at the option of the customer. Rent under the lease during the initial 15-year term is $1,300 per month per site space. During the renewal term, rent will be determined based on then existing market rental rates.

         Upon consummation of the Motorola Antenna Site Acquisition, we assumed a substantial number of tenant leases for the owned communications sites we acquired from Motorola. Most of these leases are cancelable by either party on short-term notice. See "--Forward Looking Statements and Associated Considerations--There are certain risks associated with the Motorola Antenna Site Acquisition."

OUR COMPETITION

         The markets in which we operate are highly competitive. We compete with wireless communications providers who own and operate their own communications site networks, site development companies that acquire space on existing towers, rooftops and other sites, other independent communications site companies and traditional local independent communications site operators. Wireless communications providers who own and operate their own communications site networks generally are larger and have greater financial resources than we have. We believe that communications site location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. We believe that competition for tower acquisitions will increase and that additional competitors will enter the communications site rental market, some of which may have greater financial and other resources than we have. See "--Forward Looking Statements and Associated Considerations--We compete with companies that have greater financial resources."

REGULATORY MATTERS

         FEDERAL REGULATIONS. Both the FCC and FAA promulgate regulations relative to towers used for wireless communications. Such regulations primarily relate to the siting, lighting and marking of towers. Most proposed antenna structures that are higher than 200 feet above ground level or that may interfere with the flight path of a nearby airport must be studied by the FAA and registered with the FCC. Upon notification to the FAA of a potential new tower or a proposed change in the height or location of certain existing towers, the FAA assigns a number and conducts an aeronautical study. Upon the finding that a proposed tower, new or modified, does not constitute a hazard to air navigation, the FAA will require certain painting and lighting requirements to be met to maximize the visibility of the tower. All towers subject to the FAA notification process must be registered by the tower owner with the FCC. At FCC registration, the FCC generally requires the painting and lighting requirements of the FAA to be met. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting outage. The FCC enforces the tower painting and lighting requirements. Failure to maintain applicable requirements may lead to civil liabilities. Wireless communications devices operating on towers and other communications sites are separately regulated by the FCC and independently licensed based upon the particular frequently used. See "--Forward Looking Statements and Associated Considerations--Our business requires compliance and approval with regulatory authorities."

         The Telecommunications Act of 1996 (the "Telecom Act") amended the Communications Act of 1934 to prevent the FCC preemption of local and state land use decisions and preserves the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers, except in limited circumstances. The Telecom Act prohibits any action that would (i) discriminate between different wireless communications providers or (ii) ban altogether the construction, modification or placement of radio communications towers. However, the Telecom Act provides a mechanism for judicial relief from zoning decisions that fail to comply with certain provisions of the Telecom Act. For example, the Telecom Act prohibits any state or local government action that would (i) discriminate between different wireless communications providers or (ii) ban altogether the construction, modification or placement of radio communication towers. The Telecom Act requires the federal government to establish procedures to make available on a fair, reasonable and nondiscriminatory basis property rights-of-way and easements under federal control for the placement of new telecommunications services. This may require that federal agencies and departments work directly with licensees to make federal property available for tower facilities.

         All towers must comply with the National Environmental Policy Act of 1969 as well as other federal environmental statutes. The FCC's environmental rules place responsibility on each applicant to investigate any potential environmental effect of tower placement and operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site. See "--Forward Looking Statements and Associated Considerations--We are subject to environmental laws that impose liability without regard to fault and environmental regulations that could adversely affect our operations."

         LOCAL REGULATIONS. Local regulations include city, county and other local ordinances, zoning restrictions and restrictive covenants imposed by community developers. These regulations vary greatly, but typically require tower owners to obtain approval from local officials prior to tower construction.

         ENVIRONMENTAL REGULATIONS. In addition to the FCC's environmental regulations, we are subject to various other federal, state and local health, safety and environmental laws and regulations. The current cost of complying with those laws is not material to our financial condition or results of operations.

OUR EMPLOYEES

         As of December 31, 1999, we had approximately 166 full-time employees, of which 109 work in our Sarasota, Florida headquarters office. None of our employees are unionized, and we consider our relationship with our employees to be good.

REIT STATUS

         We have elected to be treated as a REIT. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, we are required for each taxable year to satisfy certain requirements pertaining to organization, sources of income, distributions and asset ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

         o distribute to stockholders 95% (90% beginning January 1, 2001) of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 95% (90% beginning January 1, 2001) of certain foreclosure income;

         o maintain at least 75% of the value of its total assets in real estate assets (generally real property and interests therein), cash, cash items and government securities;

         o derive at least 75% of its gross income from investments in real property or mortgages on real property; and

         o derive at least 95% of its gross income from real property investments described above and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income.

         Income tax regulations provide that the term "real property" for the foregoing requirements means land or improvements thereon, such as buildings or other inherently permanent structures thereon, including items that are structural components of such buildings or structures. The Service has ruled in a revenue ruling that transmitting and receiving communications towers built upon pilings or foundations similar to our towers as well as ancillary buildings, heating and air conditioning systems and fencing constitute inherently permanent structures and are therefore real estate assets. However, depending on our assessment of the strategic importance of acquisitions which may become available to us in our existing line of business or in complementary non-real estate based communication site or services activities, we may acquire, operate and derive income from assets businesses or entities that will cause us to no longer qualify as a REIT. In this regard we transferred certain of the assets we acquired from Motorola to PT III, in which we own substantially all of the equity interest in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. The transferred assets consisted of substantially all of the rooftop sites acquired from Motorola as well as equipment related thereto. Due to the lack of relevant authority to confirm that the rooftop sites and related equipment and the income therefrom will constitute qualifying assets and income for REIT purposes, we transferred such assets to PT III in order to reduce the risk that our direct ownership of such assets, and our direct receipt of income produced by such assets, might adversely impact our qualification as a REIT. As opportunities arise to acquire additional potentially non-REIT qualifying assets, such assets may be acquired by PT III from us or directly from the seller. To facilitate any such acquisitions, we may make additional investments in or loans to PT III. Subsequent to December 31, 1999, we purchased approximately $2.4 million of additional PT III convertible preferred stock and loaned PT III an additional $9.5 million in exchange for a convertible promissory note. PT III used such funds to acquire all of the stock of two corporations that own and manage communication sites, certain of which may not be REIT qualifying assets or generate income from assets that are non-REIT qualifying.

         In addition to REIT qualification requirements applicable to the nature of assets owned or income received, certain other REIT qualification requirements limit the nature and amount of stock or securities of another corporation owned by a REIT unless such other corporation is itself qualified as a REIT. PT III intends to request a private letter ruling from the Service that the ownership of, and receipt of income from, the rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes, and intends to elect to be taxed as a REIT, although such election may not be made with respect to the short period year of 1999. On January 14, 2000, PT III acquired all of the stock of a C-corporation having accumulated earnings and profits and which owns and receives income from certain assets that are non-REIT qualifying. Although PT III plans to distribute all such earnings and profits to its shareholders before the last day of its taxable year which began January 1, 2000, and projects that the amount of such non-REIT assets and income will be sufficiently small so as to permit PT III to satisfy the asset and income tests for REIT qualification, there can be no assurance that, by virtue of such January 14, 2000 acquisition or future acquisitions by PT III of stock or assets, PT III will satisfy the requirements for qualification as a REIT, even if the Service rules favorably with respect to PT III's ownership of, and receipt of income from, the rooftop sites and related equipment acquired from Motorola. With respect to years for which PT III is itself qualified and has elected to be taxed as a REIT, our ownership of stock and securities therein will not be subject to the aforementioned limitations applicable to the ownership of, and receipt of income from, securities in a corporation which is not a REIT. If PT III receives a favorable ruling from the Service with respect to the ownership of, and income received from, rooftop sites and related equipment, and will otherwise satisfy the requirements for a qualification as a REIT, then we currently expect to acquire it in a merger or other similar transaction. However, if PT III does not receive a favorable ruling from the Service concerning the foregoing matters or is not itself qualified as a REIT for some other reason, it may remain as a separate entity indefinitely, and the aforementioned limitations, as well as limitations the subject of recent legislative enactments will apply to our ownership of stock and other securities of PT III. If those limitations are exceeded, such could result in a loss of our qualification as a REIT. While we have structured our stock ownership in PT III in a manner which we believe satisfies the currently applicable percentage limitations aforementioned, due to the lack of relevant authority addressing certain matters involving the interpretation or application of such percentage limitations, there is a risk that future judicial or administrative interpretations addressing such matters with respect to the REIT provisions of the Internal Revenue Code of 1986 (the "Code") could adversely impact our ability to satisfy those percentage limitations, with possible retroactive effect. Furthermore, due to legislative changes enacted on December 17, 1999, for our taxable year beginning January 1, 2001, unless PT III will then be separately qualified as a REIT, it will be necessary for an election to be made that such corporation be a "taxable REIT subsidiary" or for us to otherwise restructure or dispose of our investment in PT III in order to maintain our REIT qualification.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (iv) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained in this Annual Report on Form 10-K include the following:

         WE HAVE A HISTORY OF OPERATING LOSSES. WE HAVE GENERATED LOSSES FROM OPERATIONS, AND WE MAY CONTINUE TO DO SO.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 1997, 1998 and 1999, our earnings were insufficient to cover combined fixed charges by approximately $8.5 million, $39.7 million and $63.8 million, respectively. We expect to continue to experience net losses in the future, principally due to interest charges on outstanding indebtedness and substantial charges relating to depreciation of our existing and future assets. These net losses may be greater than the net losses we have experienced in the past.

         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION; WE MAY INCUR SUBSTANTIALLY MORE DEBT.

         We have a high level of indebtedness. As of December 31, 1999, we had $719 million of indebtedness outstanding.

         Our high level of indebtedness could have important consequences to you. For example, it could:

         o make it more difficult for us to satisfy our obligations with respect to our indebtedness;

         o increase our vulnerability to general adverse economic and industry conditions;

         o limit our ability to obtain additional financing;

         o require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness thereby, reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures or other general corporate purposes;

         o limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

         o place us at a competitive disadvantage relative to our competitors with less debt.

         We may incur substantial additional debt in the future. The terms of our outstanding debt do not fully prohibit us from doing so. If new debt is added to our current levels, the related risks described above could intensify. See "Selected Financial Data."

         WE WILL REQUIRE A SIGNIFICANT AMOUNT OF CASH TO SERVICE OUR INDEBTEDNESS AND MEET OUR OTHER LIQUIDITY NEEDS. OUR ABILITY TO GENERATE CASH DEPENDS ON MANY FACTORS BEYOND OUR CONTROL.

         Our ability to meet our debt service and other obligations will depend on our future performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are, to a large extent, beyond our control. We anticipate the need for substantial capital expenditures in connection with our future expansion plans.

         If we are unable to generate sufficient cash flow from operations to service our indebtedness and fund our other liquidity needs, we will be forced to adopt an alternative strategy that may include reducing, delaying or eliminating acquisitions, tower construction and other capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, and the implementation of any of these alternative strategies could have a negative impact on our business. We may also need to refinance all or a portion of our debt on or before maturity. We cannot assure you that we will be able to refinance any of our debt on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         THERE ARE CERTAIN RISKS ASSOCIATED WITH THE MOTOROLA ANTENNA SITE ACQUISITION.

         On August 31, 1999, we acquired approximately 1,858 communications sites from Motorola. We have never consummated a transaction as large as the Motorola Antenna Site Acquisition and face significant challenges in integrating the 1,858 acquired communications sites into our operations. In addition, integration of these communications sites will require substantial attention from our management team, which has had limited experience in integrating an acquisition of this size. Diversion of management attention from our existing business could have an adverse impact on our revenues and operating results. We cannot assure you that tenants on the sites obtained in the Motorola Antenna Site Acquisition will not cancel their leases. Additionally, Motorola's tower revenues decreased from $89.1 million in 1997 to $85.6 million in 1998, and from $43.1 million for the six month period ended June 26, 1998 to $42.1 million for the six month period ended July 4, 1999. The decrease was primarily the result of a reduction in the number of communications sites used by Nextel for its analog SMR business. We anticipate that Nextel will continue to phase out its analog SMR business for the forseeable future.

         Due to timing, logistical and other constraints, we did not have the ability to access, analyze and verify all information regarding title and other issues related to the Motorola communications sites prior to closing the Motorola Antenna Site Acquisition. Our indemnification rights under the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") and the related documents are subject to various limitations. Therefore, our ability to obtain compensation for defects in title or other site-related and other issues is limited.

         PINNACLE HOLDINGS INC. IS A HOLDING COMPANY. ITS ONLY SOURCE OF CASH IS FROM DISTRIBUTIONS FROM ITS SUBSIDIARIES.

         Pinnacle Holdings Inc. is a holding company with no operations of its own and conducts all of its business through its subsidiaries. Pinnacle Holdings Inc.'s only significant asset is the outstanding capital stock of its subsidiaries. Pinnacle Holdings Inc. is wholly dependent on the cash flow of its subsidiaries and dividends and distributions from its subsidiaries to it in order to service its current indebtedness and any of its future obligations. The ability of Pinnacle Holdings Inc.'s subsidiaries to pay such dividends and distributions will be subject to, among other things, the terms of any debt instruments of its subsidiaries then in effect and applicable law.

         Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will by subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of December 31, 1999, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including trade payables current, long-term and other liabilities) was approximately $785 million.

         WE WILL NOT BE ABLE TO EFFECT OUR BUSINESS PLAN IF WE DO NOT HAVE THE REQUIRED CASH.

         Our business plan is materially dependent upon the acquisition of additional suitable communications sites and the construction of new towers at prices we consider reasonable in light of the revenue we believe we will be able to generate from such sites when acquired or constructed. We will need significant additional capital to finance future acquisitions as well as our tower construction plan and other capital expenditures. During 1997, 1998 and 1999, we made capital investments aggregating approximately $89.5 million, $373.6 million and $551.7 million, respectively, in communications site acquisitions, site upgrades and new tower construction. We currently estimate that they will be at least $300 million in 2000. To the extent that we commit to additional significant acquisition opportunities beyond those we have identified and currently believe it is probable that we will complete, that amount may materially increase. Accordingly, we cannot assure you that our actual cash requirements will not materially exceed our estimated capital requirements and available capital. We historically have financed our capital expenditures through a combination of borrowings under bank credit facilities, a debt offering, bridge financings, equity issuances, seller financing and cash flow from operations. Significant additional acquisition or tower construction opportunities will create a need for additional capital financing. If our revenue and cash flow are not as expected, or if our borrowing base is reduced as a result of operating performance, we may have limited ability to access necessary capital. We cannot assure you that adequate funding will be available as needed or, if available, on terms acceptable to us or permitted under the terms of our existing indebtedness. The terms of additional debt financing could have important consequences to you. See "--The terms of our indebtedness impose significant restrictions on us." In addition, to qualify and remain qualified as a REIT, we must distribute to our stockholders 95% of our taxable income computed without regard to net capital gains and deductions for distributions to our stockholders and 95% of certain foreclosure income. If made, such distributions could reduce the amount of cash available to us to effect our business plan. Insufficient available funds may require us to scale back or eliminate some or all of our planned expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON US.

         Certain provisions of the indenture governing our 10% senior discount notes due 2008 (the "Notes") by and between us and The Bank of New York, as trustee (the "Indenture"), contain covenants that restrict our ability to:

         o incur additional indebtedness;

         o incur liens;

         o make investments;

         o pay dividends or make certain other restricted payments;

         o consummate certain asset sales;

         o consolidate with any other person; and

         o sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

         In addition, our credit facility requires us to comply with certain financial ratios and tests, under which we are required to achieve certain financial and operating results. Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you that they will be met. In the event of a default under our credit facility, the lenders may declare the indebtedness immediately due and payable, which would result in a default under the Indenture. We cannot assure you that we will have sufficient assets to pay indebtedness outstanding under our credit facility and the Notes. Any refinancing of our credit facility is likely to contain similar restrictive covenants.

         WE DEPEND ON ACQUISITIONS AND THE INTEGRATION OF THOSE ACQUISITIONS INTO OUR BUSINESS.

         Our business plan is materially dependent upon the acquisition of additional suitable communications sites at prices we consider reasonable in light of the revenue we believe we will be able to generate from these sites when acquired. Since our inception, however, the prices of acquisitions within the industry have generally increased over time. Additionally, we compete with certain wireless communications providers, site developers and other independent communications site owners and operators for acquisitions of communications sites, some of which have greater financial and other resources than we have. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Our inability to grow by acquisition or to accurately estimate the amount of revenue that will be generated from such acquisitions may affect us adversely. Although we believe that opportunities may exist for us to grow through acquisitions, we cannot assure you that we will be able to identify and consummate acquisitions on terms we find acceptable. Certain provisions of our credit facility and the Notes may limit our ability to effect acquisitions. See "--Our substantial indebtedness could adversely affect our financial condition; we may incur substantially more debt." Further, we cannot assure you that we will be able to profitably manage and market the space on additional communications sites acquired or successfully integrate acquired sites with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, combining disparate company cultures and facilities and operating sites in geographically diverse markets. Accordingly, we cannot assure you that one or more of our past or future acquisitions may not have a material adverse effect on our financial condition and results of operations. See "Business-Our Acquisition Strategy."

         IF WE FAIL TO PROTECT OUR RIGHTS AGAINST PERSONS CLAIMING SUPERIOR RIGHTS IN OUR COMMUNICATIONS SITES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties we acquire and rely on title warranties from sellers. Our ability to protect our rights against persons claiming superior rights in communications sites depends on our ability to:

         o recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

         o in the absence of insurance coverage, realize on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years; and

         o realize on title covenants from landlords contained in leases.


         THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD ADVERSELY AFFECT OUR
         BUSINESS.

         We have certain customers that account for a significant portion of our revenue. As of December 31, 1999, Arch Communications (which acquired MobileMedia Communications in 1999), Nextel and Motorola represented 10.8%, 9.4% and 4.7%, respectively, of our revenue, on a run rate basis. The loss of one or more of these major customers, or a reduction in their utilization of our communications site rental space due to their insolvency or other inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition. See "Business--Our Customers and Customer Leases."

         THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH CONSTRUCTION OF NEW TOWERS

         The success of our growth strategy is dependent in part on our ability to construct new towers. Such construction can be delayed by factors beyond our control, including zoning and local permitting requirements, availability of erection equipment and skilled construction personnel and weather conditions. Certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. In addition, as the pace of tower construction has increased in recent years, the demand for manpower and equipment needed to erect towers has been increasing. Additionally, we cannot assure you that build opportunities will become available that meet our economic criteria. Our expansion plans call for a significant increase in construction activity. We cannot assure you that we will be able to overcome the barriers to new construction or that the number of towers planned for construction will be completed. Our failure to complete the necessary construction could have a material adverse effect on our business, financial condition and results of operations. See "Business--Our New Tower Construction Strategy."

         WE COMPETE WITH COMPANIES THAT HAVE GREATER FINANCIAL RESOURCES.

         We face competition for customers from various sources, including:

         o wireless communications providers and utility companies that own and operate their own communications site networks and lease communications site space to other carriers;

         o site development companies that acquire space on existing communications sites for wireless communications providers and manage new tower construction;

         o other independent communications site companies; and

         o traditional local independent communications site operators.

         Wireless communications providers that own and operate their own communications site networks generally are substantially larger and have greater financial resources than we have. We believe that site location and capacity, price, quality of service, type of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting communications site rental companies. We believe that competition for communications site acquisitions will increase and that additional competitors will enter the tower rental market, certain of whom may have greater financial and other resources than we have. See "Business--Our Competition."

         OUR BUSINESS DEPENDS ON DEMAND FOR WIRELESS COMMUNICATIONS.

         Substantially all of our revenue is derived from leases of communications site space, most of which are with wireless communications providers. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular and other wireless communications services. We cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, personal communications services ("PCS"), fixed microwave, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("ESMR") and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

         o demand for wireless services;

         o financial condition and access to capital of wireless communications providers;

         o strategy of wireless communications providers with respect to owning or leasing communications sites;

         o government licensing of broadcast rights;

         o changes in telecommunications regulations; and

         o general economic conditions.

         The demand for space on our communications sites is primarily dependent on the demand for wireless communications services. A slowdown in the growth of the wireless communications industry in the United States would depress network expansion activities and reduce the demand for our communications sites. In addition, a downturn in a particular wireless segment as a result of technological competition or other factors beyond our control could adversely affect the demand for rental communications sites. Advances in technology could also reduce the need for site-based transmission and reception. In addition, wireless services providers often enter into "roaming" and "resale" arrangements that permit providers to serve customers in areas where they do not have facilities. In most cases, these arrangements are intended to permit a provider's customers to obtain service in areas outside the provider's license area or, in the case of resale arrangements, to permit a provider that does not have any licenses to enter the wireless marketplace.

         Current FCC rules, which are subject to sunset requirements that vary from service to service and market to market, also give licensed wireless service providers the right to enter into roaming and resale arrangements with other providers licensed to serve overlapping service areas. Such roaming and resale arrangements could be viewed by some wireless service providers as superior alternatives to constructing their own facilities or leasing space on communications sites that we own. If such arrangements were to become common, there could be a material adverse effect on our prospects, financial condition and results of operations. See "Business--Industry Background."

         The emergence of new technologies that do not require terrestrial antenna sites and can be substituted for those that do also could have a negative impact on our operations. For example, the FCC has granted license applications for four low-earth orbiting satellite systems that are intended to provide mobile voice or data services. In addition, the FCC has issued licenses for several low-earth orbiting satellite systems that are intended to provide solely data services. Although such systems are currently highly capital-intensive and technologically untested, mobile satellite systems could compete with land-based wireless communications systems, thereby reducing the demand for the infrastructure services we provide. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

         OUR BUSINESS REQUIRES COMPLIANCE AND APPROVAL WITH REGULATORY AUTHORITIES.

         The FCC and the FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications equipment operating on communications sites is separately regulated and independently licensed by the FCC. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to aviation. Tower owners may have an obligation to paint towers or install lighting to conform to FAA standards and to maintain such painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities. Such factors could have a material adverse effect on our financial condition or results of operations.

         Local regulations, including municipal or local ordinances, zoning restrictions and restrictive covenants imposed by community developers, vary greatly, but typically require tower owners to obtain approval from local officials or community standards organizations prior to tower construction. Local regulations can delay or prevent new tower construction or site upgrade projects, thereby limiting our ability to respond to customer demand. In addition, such regulations increase costs associated with new tower construction. We cannot assure you that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted that increase such delays or result in additional costs to us. Such factors could have a material adverse effect on our future growth. Our customers may also become subject to new regulations or regulatory policies that adversely affect the demand for tower sites. We cannot assure you that existing regulatory policies will not adversely affect the timing or cost of new tower construction or that additional regulations will not be adopted that increase such delays or result in additional costs to us. Such factors could have a material adverse effect on our future growth. Our customers may also become subject to new regulations or regulatory policies that adversely affect the demand for tower sites. See "Business--Our New Tower Construction Strategy."

         Our growth strategy will be affected by our ability to obtain the permits, licenses and zoning relief necessary to build new towers. The tower rental industry often encounters significant public resistance when attempting to obtain the necessary permits, licenses and zoning relief for construction or improvements of towers. We cannot assure you that we can obtain the permits, licenses and zoning relief necessary to continue the expansion of our communications site rental business. The failure to obtain such permits, licenses and zoning relief would have a material adverse effect on our business, financial condition and results of operations. See "Business--Regulatory Matters."

         OUR SUCCESS DEPENDS UPON OUR RETAINING KEY EXECUTIVES.

         Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support and finance personnel, some of whom may be difficult to replace. Although we maintain employment agreements with certain of our employees, we cannot assure you that the services of such personnel will continue to be available to us. We do not maintain key man life insurance policies on our executives that would adequately compensate us for any loss of services of such executives. The loss of the services of these executives could have a material adverse effect on our business.

         COMPETING TECHNOLOGIES AND OTHER ALTERNATIVES COULD REDUCE THE DEMAND FOR OUR SERVICES.

         Most types of wireless services currently require ground-based network facilities, including communications sites, for transmission and reception. The extent to which wireless service providers lease such communications sites depends on a number of factors beyond our control, including the level of demand for such wireless services, the financial condition and access to capital of such providers, the strategy of providers with respect to owning or leasing communications sites, government licensing of communications services, changes in telecommunications regulations and general economic conditions. In addition, wireless service providers frequently enter into agreements with competitors allowing each other to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home provider's services. Such agreements may be viewed by wireless service providers as a superior alternative to leasing space for their own antenna on communications sites we own. The proliferation of such agreements could have a material adverse effect on our business, financial condition or results of operations.

         The emergence of new technologies that do not require terrestrial antenna sites and can be substituted for those that do also could have a negative impact on our operations. For example, the FCC has granted license applications for four low-earth orbiting satellite systems that are intended to provide mobile voice or data services. In addition, the FCC has issued licenses for several low-earth orbiting satellite systems that are intended to provide solely data services. Although such systems are currently highly capital-intensive and technologically untested, mobile satellite systems could compete with land-based wireless communications systems, thereby reducing the demand for the infrastructure services we provide. The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

         WE ARE SUBJECT TO ENVIRONMENTAL LAWS THAT IMPOSE LIABILITY WITHOUT REGARD TO FAULT AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

         Our operations are subject to federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under certain of these laws, we could be held strictly, jointly and severally liable for the remediation of hazardous substance contamination at its facilities or at third-party waste disposal sites and also could be held liable for any personal or property damage related to such contamination. Although we believe that we are in substantial compliance with and have no material liability under all applicable environmental laws, there can be no assurance that the costs of compliance with existing or future environmental laws and liability related thereto will not have a material adverse effect on our business, financial condition or results of operations.

         The FCC requires tower owners subject to the agency's antenna structure registration program to comply at the time of registration with federal environmental rules that may restrict the location of towers. Under these rules, tower owners are required initially to identify whether proposed sites are in environmentally sensitive locations. If so, the tower owners must prepare and file environmental assessments, which must be reviewed by the FCC staff prior to registration and construction of the particular towers. See "Business--Regulatory Matters."

         IF WE SUSTAIN DAMAGE TO OUR COMMUNICATIONS SITES IN EXCESS OF OUR INSURANCE COVERAGE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our communications sites are subject to risks from vandalism and risks associated with natural disasters such as tornadoes, hurricanes, fires and earthquakes. We maintain certain insurance to cover the cost of replacing damaged communications sites and general liability insurance to protect us in the event of an accident involving a communications site, but we do not maintain business interruption insurance. Accordingly, damage to a group of our communications sites could result in a significant loss of revenue and could have a material adverse effect on our results of operations and financial condition. In addition, a communications site accident for which we are uninsured or underinsured could have a material adverse effect on our financial condition or results of operations.

         WE MAY NOT BE ABLE TO REPURCHASE THE NOTES OR REPAY DEBT UNDER OUR CREDIT FACILITY IN THE EVENT OF A CHANGE OF CONTROL.

         Upon the occurrence of certain change of control events, holders of the Notes may require us to offer to repurchase all of their Notes. We may not have sufficient funds at the time of the change of control to make the required repurchases or restrictions in our credit facility may not allow such repurchases. Additionally, a "change of control" (as defined in the Indenture) is an event of default under our credit facility, which would permit the lenders to accelerate the debt, which also would cause an event of default under the indentures.

         The source of funds for any repurchase required as a result of any change of control will be our available cash or cash generated from operating or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any change of control to make any required repurchases of the Notes tendered and to repay debt under our credit facility. Furthermore, the use of available cash to fund the potential consequences of a change of control may impair our ability to obtain additional financing in the future. Any future credit agreements or other agreements relating to indebtedness to which we may become a party may contain similar restrictions and provisions.

        RISKS CONCERNING POTENTIAL NEGATIVE HEALTH EFFECTS OF RADIO FREQUENCY EMISSIONS.

         Along with wireless communications providers that utilize our communications sites, we are subject to government requirements and other guidelines relating to radio frequency emissions. The potential connection between radio frequency emissions and certain negative health effects, including some forms of cancer, has been the subject of substantial study by the scientific community in recent years. To date, the results of these studies have been inconclusive. Although we have not been subject to any claims relating to radio frequency emissions, we cannot assure you that we will not be subject to such claims in the future, which could have a material adverse effect on our results of operations and financial condition. See "Business--Regulatory Matters."

         IF WE FAIL TO QUALIFY AS A REIT, WE MAY BE SUBJECT TO A VARIETY OF TAXES AND PENALTIES.

         We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986 (the "Code"). We believe that we have been organized and operated to date in such a manner as to qualify for taxation as a REIT. However, prospective investors should be aware that the federal tax rules and regulations relating to REITs are highly technical and complex, and that our qualification as a REIT during each taxable year (including prior years) will depend on our ability to meet these requirements, through actual annual operating results, income distribution levels, stock ownership requirements and tests relating to our assets and sources of income. Therefore, we cannot assure you that we have operated or will operate in a manner so as to qualify or remain qualified as a REIT. Furthermore, depending on our assessment of the strategic importance of acquisitions which may become available to us in our existing line of business or in complementary non-real estate based communications site or services activities, we may acquire, operate and derive income from assets, businesses or entities that will cause us to no longer qualify as a REIT. In this regard, we recently acquired certain assets from Motorola prior to determining whether such assets, and the income derived from such assets, would permit us to continue to meet the qualification requirements for a REIT. Subsequent to making such commitment, we structured the ownership of the assets so acquired in a manner that we believe will ensure our continued qualifications as a REIT. See "Business--Our Acquisition Strategy--Motorola Antenna Site Acquisition" and "Business--REIT Status."

         However, because of the restrictions imposed on our operations by seeking to retain our qualification as a REIT, we have evaluated whether to terminate our REIT qualification. With respect to taxable years for which we are qualified as a REIT, we could be subject to a variety of taxes and penalties if we engage in certain prohibited transactions, fail to satisfy REIT distribution requirements or recognize gain on the sale or other disposition of certain types of property. See "Business--REIT Status." If we cease to remain qualified as a REIT and we cannot utilize any of the relief provisions which may be applicable, or terminate our REIT election voluntarily, we will be subject to corporate level income tax at regular corporate rates on our net income unreduced by distributions to stockholders, together with interest and penalties to the extent applicable to prior periods. However, because we have not reported any net taxable income (determined before the deduction for dividends paid) in any of our corporate income tax returns since our filing of an election to be taxed as a REIT, unless our reported net taxable loss is adjusted, any corporate income tax liability from a retroactive determination by the Internal Revenue Service (the "Service") that we, to date, failed to satisfy all of the requirements for REIT qualification during any such year would likely be minimal. Nevertheless, with respect to any year in which we recognize positive net taxable income, the loss of REIT status or a determination that we did not qualify as a REIT may have a material adverse affect on our financial condition or results from operations. In such circumstances, we may have made distributions to our stockholders as required to retain our REIT status but would neither be entitled to receive such distributions back from our stockholders nor be entitled to a tax deduction for such distributions. At the present time, we do not anticipate that we will recognize net taxable income for the foreseeable future.

         WE CANNOT ASSURE YOU THAT THE IMPACT OF THE YEAR 2000 DATE CHANGE ON COMPUTER SYSTEMS WILL NOT HAVE SIGNIFICANT ADVERSE EFFECTS ON US.

         Many computer systems and software products are coded to accept only two digit entries in the year code field. These date code fields need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. We and third parties with whom we do business rely on numerous computer programs in our day-to-day operations. Prior to entering Year 2000, we implemented plans to assess our systems to determine their ability to meet our internal and external requirements. We completed our initial comprehensive testing of and modifications to our information systems in response to that testing. Now that we have entered the Year 2000, we have continued testing our information systems and to date, we have not experienced any material Year 2000 disruptions or failures of our systems, nor have we been notified of any disruptions or failures of the systems of any of our third parties with whom we do business. However, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor Year 2000 issues as they relate to our internal computer systems and third party computer systems with whom we interact. We have incurred internal staff costs as well as approximately $100,000 of consulting and other expenses related to the Year 2000 compliance program we have undertaken in order to address these issues. We cannot assure you that our Year 2000 compliance program, or similar programs by third parties with whom we do business, will be successful. We may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on our business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Year 2000."

         WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE SALE OF PINNACLE.

         Provisions of our certificate of incorporation, our bylaws and Delaware law could make it more difficult for a third party to acquire us, even if doing so would be beneficial to our stockholders.

ITEM 2.  PROPERTIES

The following is a summary of our communications sites, as of December 31, 1999



                                                        NUMBER OF
                                    NUMBER OF         COMMUNICATIONS       TOTAL NUMBER OF
                                 COMMUNICATIONS           SITES             COMMUNICATIONS
        STATE/PROVINCE             SITES OWNED        MANAGED/LEASED             SITES
-----------------------------------------------------------------------------------------------
Florida                                 251                  117                   368
George                                  220                   55                   275
Texas                                   121                   44                   165
Alabama                                 125                   34                   159
Louisiana                               134                   13                   147
California                               66                   73                   139
Illinois                                 19                  107                   126
North Carolina                           81                   38                   119
South Carolina                           74                   40                   114
Tennessee                                81                   31                   112
Ontario, Canada                           9                   96                   105
Ohio                                     17                   65                    82
New York                                 37                   43                    80
Mississippi                              66                   13                    79
Quebec, Canada                           25                   50                    75
Michigan                                  8                   66                    74
Iowa                                     45                   17                    62
Virginia                                 43                   17                    60
Pennsylvania                             12                   42                    54
Indiana                                   4                   49                    53
Wisconsin                                12                   37                    49
Maryland                                 24                   18                    42
Alberta, Canada                          22                   16                    38
Kentucky                                 18                   20                    38
Washington                               27                   10                    37
British Columbia, Canada                  6                   29                    35
New Jersey                               11                   23                    34
Minnesota                                12                   19                    31
Missouri                                  7                   23                    30
Colorado                                 14                   14                    28
Nebraska                                 13                   14                    27
Oklahoma                                  9                   17                    26
Massachusetts                            11                   14                    25
Arizona                                   9                   16                    25
Kansas                                    8                   15                    23
Oregon                                   10                   12                    22
Arkansas                                 11                    8                    19
Hawaii                                    5                   14                    19
South Dakota                              9                   10                    19
New Mexico                               14                    3                    17
Connecticut                               8                    8                    16
North Dakota                              5                   11                    16
New Hampshire                            12                    2                    14
West Virginia                             2                   12                    14
Maine                                     3                    9                    12
Nevada                                    5                    6                    11
Nova Scotia, Canada                       5                    4                     9
Delaware                                  4                    5                     9
Saskatchewan, Canada                      4                    5                     9
Utah                                      5                    3                     8
Alaska                                    4                    3                     7
Wyoming                                   3                    4                     7
Montana                                                        7                     7
Rhode Island                              5                    1                     6
Idaho                                     1                    5                     6
New Brunswick, Canada                                          6                     6
Washington DC                             1                    3                     4
Manitoba, Canada                                               4                     4
New Foundland, Canada                                          1                     1
Vermont                                                        1                     1
                               ----------------------------------------------------------------
                                      1,757                1,442                 3,199


ITEM 3.  LEGAL PROCEEDINGS

         We are from time to time involved in ordinary litigation incidental to the conduct of our business. We believe that none of our pending litigation will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In order to qualify as a REIT for federal income tax purposes, among other things we must make distributions each taxable year (not including any return of capital for federal income tax purposes) equal to at least 95% of our real estate investment trust taxable income, although our board of directors, in its discretion, may increase that percentage as it deems appropriate and 95% of certain foreclosure income. The declaration of distributions is within the discretion of our board of directors and depends upon our cash available for distribution, current and projected cash requirements, tax considerations and other factors.

         We intend to make distributions to holders of our common stock only in the minimum amount necessary to satisfy the REIT distribution requirements necessary to maintain REIT status and intend to retain available cash in excess of such amount for future operation and expansion of our business. In this regard, we do not expect for the foreseeable future that we will have real estate investment trust taxable income which will be required to be distributed in order to maintain our REIT status. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by our board of directors.

         Our common stock began trading on the Nasdaq National Market under the symbol "BIGT" on February 19, 1999. The following table sets forth the range of high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                            HIGH          LOW
                                                          ---------      ------
     2000
     First quarter (through February 24, 2000)..........  $ 55.9375      $35.875

     1999
     First quarter......................................  $  15.125      $14.00
     Second quarter.....................................  $   24.50      $15.00
     Third quarter......................................  $ 28.3125      $22.75
     Fourth quarter.....................................  $  42.375      $22.00

         On February 24, 2000, the last sale price of our common stock as reported on the Nasdaq National Market was $51.00 per share. On February 24, 2000, there were 86 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data for the period of our inception (May 3, 1995) through December 31, 1995 and for each of the three years ended December 31, 1996, 1997, 1998 and 1999 were derived from our consolidated historical financial statements, including the related notes thereto, which have been audited by PricewaterhouseCoopers LLP, independent certified public accountants. The selected historical consolidated financial information should be read in conjunction with and are qualified in their entirety by, the information contained in our consolidated audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                     PERIOD FROM
                                                      INCEPTION
                                                    (MAY 3, 1995)
                                                       THROUGH                 YEARS ENDED DECEMBER 31,
                                                     DECEMBER 31, -------------------------------------------------------
                                                        1995          1996          1997         1998           1999
                                                    ------------  ------------ ------------- ------------- --------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue ..........................................   $      733    $    4,842    $   12,881    $   32,019    $    85,421
Direct operating expenses, excluding depreciation
   and amortization ..............................          181         1,135         2,633         6,166         24,867
                                                     ----------    ----------    ----------    ----------    -----------
Gross margin, excluding depreciation and
   amortization ..................................          552         3,707        10,248        25,853         60,554
Other expenses:
   General and administrative(a) .................          306           916         1,367         4,175          4,882
   Corporate development(a) ......................          369         1,421         3,723         6,382          9,912
   State franchise, excise and minimum taxes .....           --            26            67           686          1,108
   Depreciation and amortization .................          282         2,041         6,335        22,513          58,813
                                                     ----------    ----------    ----------    ----------    -----------
Loss from operations .............................         (405)         (697)       (1,244)       (7,903)       (14,160)
Interest expense .................................          181         1,155         6,925        12,300         22,953
Amortization of original issue discount and debt .
   issuance costs ................................           59           164           292        16,427         23,708
                                                     ----------    ----------    ----------    ----------    -----------
Loss before extraordinary item ...................   $     (645)   $   (2,016)   $   (8,461)   $  (36,630)   $   (60,821)
Extraordinary loss from extinguishment of debt ...           --            --            --         5,641             --
                                                     ----------    ------------  ----------    ----------    -----------
Net loss .........................................   $     (645)   $   (2,016)   $   (8,461)   $  (42,271)   $   (60,821)
Dividends and accretion on preferred stock .......           --            --            --         3,094          2,930
                                                     ----------    ----------    ----------    ----------    -----------
Loss attributable to common stock ................   $     (645)   $   (2,016)   $   (8,461)   $  (45,365)   $   (63,751)
                                                     ==========    ==========    ==========    ==========    ===========
Basic loss per common share:
   Loss before extraordinary item ................   $    (0.30)   $    (0.38)   $    (1.16)   $    (4.06)   $     (1.96)
   Extraordinary item ............................           --            --            --         (0.58)            --
                                                     ----------    ----------    ----------    ----------    ------------
      Net loss ...................................   $    (0.30)   $    (0.38)   $    (1.16)   $    (4.64)   $     (1.96)
                                                     ==========    ==========    ==========    ==========    ============
Weighted average number of shares of common stock     2,182,103     5,336,141     7,318,717     9,781,893     32,588,050

                                                                               DECEMBER 31,
                                                    ------------------------------------------------------------------
                                                         1995          1996        1997          1998         1999
                                                    -------------- ---------- ------------- ------------- ------------
                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents..........................    $        31   $     47    $    1,694    $   13,801   $   94,863
Fixed assets, net..................................         11,532     48,327       127,946       473,942      955,689
Total assets.......................................         13,972     55,566       143,178       516,148    1,159,434
Total debt.........................................          5,523     30,422       120,582       433,218      719,365
Stockholders' equity...............................    $     6,226   $ 22,220    $   14,753    $   39,672   $  374,498

(a) "General and administrative" expenses represent those costs directly related to the day-to-day management and operation of our communications sites. "Corporate development" expenses represent costs incurred in connection with acquisitions and development of new business initiatives, consisting primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing sites.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         THE FOLLOWING IS A DISCUSSION OF OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR EACH OF THE THREE YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999. THE DISCUSSION SHOULD BE READ IN CONJUNCTION WITH OUR FINANCIAL STATEMENTS AND NOTES THERETO INCLUDED ELSEWHERE HEREIN. THE STATEMENTS REGARDING THE WIRELESS COMMUNICATIONS INDUSTRY, OUR EXPECTATIONS REGARDING OUR FUTURE PERFORMANCE AND OTHER NON-HISTORICAL STATEMENTS IN THIS DISCUSSION ARE FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS INCLUDE NUMEROUS RISKS AND UNCERTAINTIES, AS DESCRIBED IN "BUSINESS--FORWARD LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS."

OVERVIEW

         We acquire communications sites and construct rental towers and lease space on these communications sites to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. Our objective is to acquire or construct clusters of rental communications sites in areas where there is significant existing and expected continued growth in the demand for rental communications sites by wireless communications providers. We seek to obtain a significant ownership position of communications site assets in our targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks.

         Our growth has come primarily from the acquisition of communications sites and construction of towers and from adding new tenants to these towers. Our business strategy focuses on aggressively pursuing communications site acquisitions and selectively constructing towers in areas that complement our existing base of rental communications sites and the expansion into additional high growth wireless communications markets. Since commencing operations in May 1995, we have completed acquisitions and builds as follows:

                                            PERIODS ENDED DECEMBER 31,
                                 ----------------------------------------------
                                  1995    1996    1997    1998    1999   TOTAL
                                 ------- ------ -------- ------- ------ -------
Number of owned sites
   Acquired ..................      29     119     134     517     858   1,657
Number of managed sites
   Acquired ..................       *       *       *       *     584     584
Number of leased sites
   Acquired ..................       *       *       *       *     858     858
Number of towers built .......       4       4      22      47      23     100
                                 -----   -----   -----   -----   -----   -----
Number of sites acquired or
   built during the period ...      33     123     156     564   2,323   3,199
                                 =====   =====   =====   =====   =====   =====
Number of acquisition
   transactions completed ....      13      49      72      82     130     346

--------
* Does not include 34 communications sites currently managed or leased that were acquired between 1995 and 1998.

         As of December 31, 1999, we had agreements or letters of intent to acquire 698 additional communications sites. In addition, we have identified numerous additional acquisition candidates. We expect that internal growth related to completed acquisitions and the business potential of pending acquisitions will have a material impact on our future revenues and EBITDA.

         We believe that significant opportunities for growth exist by maximizing the use of our existing and future communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites. We believe that "same site" revenue growth on owned communications sites (measured by comparing the annualized run rate revenue of our owned communications sites at the end of a period to the annualized run rate revenue for the same owned communications sites at the end of a prior period), is a meaningful indicator of the quality of these sites and our ability to generate incremental revenue on such sites. Taking into consideration new leases written as of December 31, 1999, we experienced "same site" revenue growth of approximately 19.0% for the year ended December 31, 1999 on the base of communications sites we owned as of December 31, 1998.

         We have generated net losses since inception and at December 31, 1999, had an accumulated deficit totaling approximately $114.2 million. Due to the nature of our business (the leasing of cash-generating assets) and our plans to continue to grow the business, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of December 31, 1999, our annualized run rate revenue was $148.4 million.

         On August 31, 1999, we completed the Motorola Antenna Site Acquisition. In connection with that transaction, we acquired approximately 1,858 communications sites, consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254 million in cash and stock, plus fees and expenses. For the year ended December 31, 1999 on a pro forma basis, the Motorola sites generated $55.7 million in revenue, $25.6 million in tower level cash flow and $17.7 million in EBITDA for the eight months ended prior to closing on August 30, 1999. Previously, we have not had a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs than owned towers, primarily as a result of higher rental costs related to revenue sharing with site owners. In addition, on leased sites, we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of convertible preferred stock and a $39.2 million Convertible Promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, the cost thereof to be reimbursed to us by PT III. Certain members of our management currently own approximately 91% of the outstanding voting stock of PT III, which represents a very limited portion of the overall equity capital of PT III. See "Business--Our Acquisition Strategy--Motorola Site Acquisition".

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, each statement of operations item as a percentage of total site rental revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

                                                   YEARS ENDED DECEMBER 31,
                                                   ------------------------
                                                   1997      1998      1999
                                                   ----      ----      ----
Statement of Operations Data:
     Revenue .................................     100.0%    100.0%    100.0%
     Operating expenses, excluding
        depreciation and amortization ........      20.4      19.3      29.1
     Gross margin, excluding
        depreciation and amortization ........      79.6      80.7      70.9
Expenses:
     General and administrative ..............      10.6      13.0       5.7
     Corporate development ...................      28.9      19.9      11.6
     State franchise, excise and minimum taxes       0.5       2.1       1.3
     Depreciation ............................      49.2      70.3      68.9
Loss from operations .........................      (9.6)    (24.6)    (16.6)
Interest expense .............................      53.8      38.4      26.9
Amortization of original issue discount ......       2.3      51.3      27.8
Loss before extraordinary items ..............     (65.7%)  (114.3%)   (71.2)


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Site rental increased by $53.4 million, or 167%, to $85.4 million for the year ended December 31, 1999 from $32.0 million for the year ended December 31, 1998. This additional revenue is mainly attributable to the acquisition and construction of 2,887 sites since January 1, 1998. They are as follows: 99 sites during the fourth quarter 1999, 2,027 sites during third quarter, 1999; 197 sites during first two quarters of 1999; and 564 sites during 1998. A portion of the revenue increase is related to same-sites organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $18.7 million or 303% to $24.9 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998. This increase is consistent with the acquisition and construction of the 2,887 sites discussed above. Direct operating expenses as a percentage of revenue increased to 29.1% for the year ended December 31, 1999 from 19.3% for the year ended December 31, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased slightly for the year ended December 31, 1999 to $4.9 million from $4.2 million for the year ended December 31, 1998. The increases in expenses are from additional staffing required for the increased work volume, our becoming a public registrant, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 5.7% of revenue for the year ended December 31, 1999 from 13% for the year ended December 31, 1998 reflecting the disproportionate higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in tower revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased $3.5 million, but decreased as a percentage of revenue from 11.6% for the year ended December 31, 1999 compared to 19.9% for the year ended December 31, 1998. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.1 million in 1999 from $0.7 million in 1998. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1999 is primarily attributable to the significant expansion of our geographic region primarily through acquisitions.

         Interest expense, net of amortization of original issue discount, increased 87.0% to $23.0 million in 1999 from $12.3 million in 1998. The increase in interest expense was attributable to increased borrowing associated with our acquisitions and construction activity during the period.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Revenue increased 148.6% to $32.0 million in 1998 from $12.9 million in 1997. This increase is attributable to the acquisition and construction of 564 communications sites during 1998. In addition, the increase is due to growth in per communications site revenue as a result of expanded marketing efforts to increase the number of customers per communications site, as well as regular, contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased 134.2% to $6.2 million in 1998 from $2.6 million in 1997. This increase is consistent with the purchase and construction of communications sites as discussed above.

         General and administrative expenses increased to 13.0% of revenue in 1998 from 10.6% in 1997. This increase resulted from increases in staffing when we became a public registrant and related increases in professional fees and travel costs, increased levels of advertising and marketing expenditures in connection with attracting new tenants to our communications sites and increases in rent and related costs.

         Corporate development expenses increased 71.4% to $6.4 million in 1998 from $3.7 million in 1997. The increase in corporate development expenses reflects the higher costs associated with the expansion of our acquisition and construction strategies. Corporate development expenses decreased as a percentage of site rental revenue to 19.9% in 1998 from 28.9% in 1997 because of the incremental increase in communications site rental revenue from the comparative period in 1997 and our ability to use our personnel and infrastructure more effectively as we grow.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.7 million in 1998 from $0.1 million in 1997. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in 1998 is primarily attributable to the significant expansion of our geographic region primarily through acquisitions.

         Interest expense, net of amortization of original issue discount, increased 77.6% to $12.3 million in 1998 from $6.9 million in 1997. The increase in interest expense was attributable to increased borrowing associated with our acquisitions and construction activity during the period.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, a debt offering, and cash flow from operations. We had net working capital of $40.4 million and net working capital deficit of $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY Broadcast Partners II, L.P. ("ABRY II"), which was repaid on February 24, 1999), as of December 31, 1999 and 1998, respectively. Our ratio of total debt to stockholders' equity was 1.9 to 1.0 at December 31, 1999 and 10.9 to 1.0 at December 31, 1998.

         Our credit facility provides us with a $235 million revolving line of credit, with an uncommitted increase option which could increase the revolving line of credit to $435 million, a $125 million term loan and a $110 million term loan, for a total availability of up to $670 million, of which $520 million (including letters of credit) is currently committed. Under our revolving line of credit, we may make borrowings and repayments until June 30, 2006. Under one term loan, advances must be repaid in full by June 30, 2006. Under the other term loan, advances must be repaid in full by June 30, 2007. Once repaid, amounts under the term loans may not be reborrowed. Advances under the term loans may be used for refinancing certain existing indebtedness, acquisitions, working capital, and other general corporate purposes. Advances under our revolving line of credit are limited to acquisitions. Advances under our credit facility have been used primarily to fund acquisitions and construction of sites.

         Beginning September 30, 2001, the availability under our revolving line of credit and one term loan starts reducing by specified amounts on a quarterly basis until June 30, 2006, when the availability under such credits will be reduced to zero. Beginning June 30, 2001, the availability under the other term loan starts reducing by specified amounts on a quarterly basis until June 30, 2007, when the term loan must be repaid in full. As of December 31, we had $41.3 million available under our credit facility, after giving effect to approximately $26.7 million of outstanding letters of credit, which reduced availability under our credit facility.

         We also use seller financing to fund certain of our communications site acquisitions. As of December 31, 1999, we had outstanding, in the aggregate amount, $28.9 million of seller notes bearing interest at rates ranging from 8.5% to 13.0% per annum.

         In March 1998, we completed the offering of the Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our credit facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Notes were issued under the Indenture and will mature on March 15, 2008. Cash interest is not payable on the Notes prior to March 15, 2003. Thereafter, the Notes will require semi-annual cash interest payments of $16.25 million.

         On February 19, 1999, we completed our initial public offering ("IPO") where we sold 20,000,000 shares of our common stock and on March 19, 1999, the over-allotment options were exercised and an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds of approximately $290 million before deducting the costs of our IPO. The proceeds were used to acquire communications sites.

         On July 27, 1999, we completed a public offering (the "Secondary Offering") where we sold 11,000,000 shares of our common stock (including 2,350,000 shares sold by certain of our stockholders) at a price per share of $25.00, resulting in net proceeds to us of approximately $206.5 million before deducting the costs of the Secondary Offering. The proceeds received by Pinnacle were used to acquire communications sites.

         On January 24, 2000, we completed an additional public offering (the "January Offering") where we sold 10,350,000 shares of our common stock (including 3,150,000 shares sold by certain of our stockholders) at a price per share of $41.00, resulting in net proceeds to us of approximately $283 million before deducting the costs of the January Offering. The proceeds from the January Offering have initially been invested in short-term liquid securities and will be used to reduce our debt or be used with borrowing made under our credit facility to fund acquisitions and the construction of new communication sites and improvements to existing communication sites. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital investments, including acquisitions, for the year ended December 31, 1999 were $551.7 million, compared to $373.6 million in the comparable 1998 period. We spent approximately $80.0 million on capital investments during the period from October 1, 1999 through December 31, 1999, including various individually immaterial acquisitions in our current targeted acquisitions pipeline, construction and upgrading of additional towers. Depending on availability of additional capital, we expect that we may make substantial capital investments for acquisitions, construction and upgrading of additional towers in 2000.

         We currently estimate that we will make capital investments in 2000 of at least $300 million. To the extent we commit to complete additional significant acquisition opportunities beyond those we have identified and currently believe it is probable that we will complete, that amount may increase materially.

         We believe that the proceeds from the January Offering, availability under our credit facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties and to fund our current probable acquisitions. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of that then available under our credit facility, we will be required to obtain additional financing. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current business strategy.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our credit facility and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on the Notes and notes payable to former tower owners and our variable rate debt relates to borrowings under our credit facility. See "--Liquidity and Capital Resources."

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes and $452,021,230 under our credit facility as of December 31, 1999:

                                                                               EXPECTED MATURITY DATE
                                                                               ----------------------
                                                  2000         2001           2002           2003           2004         THEREAFTER
                                                  ----         ----           ----           ----           ----         ----------
Liabilities
Long-term Debt
  Fixed Rate (10.00%) .......................      --               --             --             --             --     $325,000,000
  Variable Rate (Weighted Average
    Interest Rate of 8.62%) .................      --      $35,302,123    $52,403,185    $62,663,821    $76,344,671     $225,307,430

         Our primary market risk exposure relates to the following:

             o the interest rate risk on long-term and short-term borrowings;

             o our ability to refinance the Notes at maturity at market rates;

             o the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

             o the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

INFLATION

         Because of the relatively low levels of inflation experienced in 1996, 1997, 1998 and 1999, inflation did not have a significant effect on our results in such years.

YEAR 2000

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify years. As a result, such systems will recognize the year 2000 as "00" or 1900. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken.

         We utilize management information systems and software technology that may be affected by Year 2000 issues throughout our businesses. During 1996, we began to implement plans to assess our systems to determine their ability to meet our internal and external requirements. During 1998, we completed our initial comprehensive testing of and modifications to our information systems in response to that testing. We developed questionnaires and contacted key suppliers regarding their Year 2000 compliance to determine any impact on our operations. In general, our suppliers and customers appear to have developed plans to address Year 2000 issues.

         Now that we have entered the Year 2000, we have continued testing our information systems and to date, we have not experienced any material Year 2000 disruptions or failures of our systems, nor have we been notified of any disruptions or failures of the systems of any of our third parties with whom we do business. However, there is an ongoing risk that Year 2000 related problems could still occur and we will continue to monitor Year 2000 issues as they relate to our internal computer systems and third party computer systems with whom we interact. We have incurred internal staff costs as well as approximately $100,000 of consulting and other expenses related to the Year 2000 compliance program we have undertaken in order to address these issues. We cannot assure you that our Year 2000 compliance program, or similar programs by third parties with whom we do business, will be successful. We may incur significant costs in resolving any Year 2000 issues that may arise in the future. If not resolved, these issues could have a significant adverse impact on our business, operating results and financial condition. See "--Forward Looking Statements and Associated Considerations--We cannot assure you that the impact of the Year 2000 date change on computer systems will not have significant adverse effects on us."

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated Financial Statements and notes thereto and the report of PricewaterhouseCoopers LLP, our independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

         Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on May 2, 2000, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated by reference from the section entitled "Directors and Executive Officers" in the Proxy Statement.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated by reference from the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

         The information required by this Item is incorporated by reference from the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transaction" in the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)  List of Financial Statements, Financial Statement Schedules and Exhibits

 1.  Financial Statements                                                 PAGE
                                                                          ----

     Report of Independent Certified Public Accountants................... 39
     Consolidated Balance Sheets as of December 31, 1998 and 1999......... 40
     Consolidated Statements of Operations for the years ended
        December 31, 1997, 1998 and 1999.................................. 41
     Consolidated Statement of Changes in Stockholders' Equity for
        the years ended December 31, 1997, 1998 and 1999.................. 42
     Consolidated Statements of Cash Flows for the years ended
        December 31, 1997, 1998 and 1999.................................. 43
     Notes to Consolidated Financial Statements........................... 44-60

     2.  Financial Statement Schedules

         Schedule II - Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1999.

     3.  Exhibits

         The Exhibits listed in the "Index to Exhibits" are filed as part of this Annual Report on Form 10-K.

(b)  Reports on Form 8-K

     We filed a Form 8-K on September 14, 1999 with respect to the acquisition of communication sites from Motorola, Inc. We indicated in such Form 8-K that we intended to file the required financial statements and pro forma financial information as soon as practicable, but no later than 60 days from the date of that filing. The Form 8-K/A was filed on November 15, 1999. No other reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 1999.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pinnacle Holdings Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 40 present fairly, in all material respects, the financial position of Pinnacle Holdings Inc. and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion the financial statement schedules listed in the index appearing under Item 14(a)(2) on page 40 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Tampa, Florida

January 27, 2000

                             PINNACLE HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                    DECEMBER 31,      DECEMBER 31,
                                                                                       1998               1999
                                                                                  ---------------    --------------
                                        Assets
Current assets:
   Cash and cash equivalents ..................................................   $    13,801,190    $    94,862,918
   Accounts receivable, less allowance for doubtful accounts of
      $125,000 and $3,327,411, respectively ...................................         1,679,390         12,076,689
   Prepaid expenses and other current assets ..................................         1,432,428          5,235,972
                                                                                  ---------------    ---------------
      Total current assets ....................................................        16,913,008        112,175,579
Fixed assets, net of accumulated deprecation of $29,896,098 and $79,423,999,
   respectively ...............................................................       491,032,340        955,689,136
Leasehold interests, net of accumulated amortization of  $9,254,695 ...........                --         74,037,558
Deferred debt issue costs, net of accumulated amortization of $568,773
   and $1,547,508, respectively ...............................................         6,686,683         14,299,519
Other assets ..................................................................         1,516,070          3,232,248
                                                                                  ---------------    ---------------
                                                                                  $   516,148,101    $ 1,159,434,040
                                                                                  ===============    ===============
                         Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable ...........................................................   $     3,280,809    $     7,297,498
   Accrued expenses ...........................................................         5,761,016         53,853,059
   Deferred revenue ...........................................................         1,448,432          3,910,551
   Current portion of long-term debt ..........................................        15,692,912          6,705,578
                                                                                  ---------------    ---------------
      Total current liabilities ...............................................        26,183,169         71,766,686
Long-term debt ................................................................       417,524,802        712,659,042
Other liabilities .............................................................           125,152            510,090
                                                                                  ---------------    ---------------
                                                                                      443,833,123        784,935,818
                                                                                  ---------------    ---------------
Redeemable stock:
   Series A senior preferred stock, Class B common stock, and
     Class D common stock .....................................................        31,643,338                 --
   Warrants ...................................................................         1,000,000                 --
                                                                                  ---------------    ---------------
                                                                                       32,643,338                 --
                                                                                  ---------------    ---------------
Commitments and contingencies (Note 7)

Stockholders' equity:
   Series B junior preferred stock ............................................        59,928,980                 --
   Common stock:
      Class A common stock, 202,500 issued and outstanding at December 31, 1998               203                 --
      Class E common stock, 174,766 issued and outstanding at December 31, 1998               175                 --
      Common Stock, $.001 par value, 100,000,000 shares authorized; 0 and
         41,094,471 shares issued and outstanding at December 31, 1998 and
         December 31, 1999, respectively ......................................                --             41,094
   Additional paid-in capital .................................................        33,136,302        489,090,451
   Foreign currency translation ...............................................                --           (418,488)
   Accumulated deficit ........................................................       (53,394,020)      (114,214,835)
                                                                                  ---------------    ---------------
                                                                                       39,671,640        374,498,222
                                                                                  ---------------    ---------------
                                                                                  $   516,148,101    $ 1,159,434,040
                                                                                  ===============    ===============


The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                               YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------------
                                                                         1997           1998            1999
                                                                    ------------    ------------    ------------

Revenues ........................................................   $ 12,880,631    $ 32,018,651    $ 85,421,231

Direct operating expenses, excluding depreciationand amortization      2,632,274       6,165,897      24,866,769
                                                                    ------------    ------------    ------------
Gross margin, excluding depreciation and amortization ...........     10,248,357      25,852,754      60,554,462
                                                                    ------------    ------------    ------------
Other expenses:
 General and administrative .....................................      1,367,400       4,175,477       4,881,978
 Corporate development ..........................................      3,723,180       6,381,516       9,911,896
 State franchise, excise and minimum taxes ......................         66,942         686,040       1,107,625

 Depreciation and amortization ..................................      6,334,769      22,512,819      58,813,075
                                                                    ------------    ------------    ------------
                                                                      11,492,291      33,755,852      74,714,574
                                                                    ------------    ------------    ------------

Loss from operations ............................................     (1,243,934)     (7,903,098)    (14,160,112)
Interest expense ................................................      6,925,094      12,300,182      22,953,015

Amortization of original issue discount and debt issuance costs .        292,143      16,426,224      23,707,688
                                                                    ------------    ------------    ------------

Loss before extraordinary item ..................................     (8,461,171)    (36,629,504)    (60,820,815)
Extraordinary loss from extinguishment of debt ..................             --       5,641,573              --
                                                                    ------------    ------------    ------------

Net loss ........................................................     (8,461,171)    (42,271,077)    (60,820,815)
Payable-in-kind preferred dividends and accretion ...............             --       3,094,162       2,930,338
                                                                    ------------    ------------    ------------
Net loss attributable to common shareholders                        $ (8,461,171)   $(45,365,239)   $(63,751,153)
                                                                    ============    ============    ============
Basic loss per common share:

Loss before extraordinary item ..................................   $      (1.16)   $      (4.06)   $      (1.96)
Extraordinary item ..............................................          ( -- )          (0.58)          ( -- )
                                                                    ------------    ------------    ------------
Net loss                                                            $      (1.16)   $      (4.64)   $      (1.96)
                                                                    ============    ============    ============
Weighted average number of common shares outstanding ............      7,318,717       9,781,893      32,588,050
                                                                    ============    ============    ============

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                 SERIES B
                                              COMPRE-             JUNIOR                                              CLASS A
                                              HENSIVE        PREFERRED STOCK            COMMON STOCK                COMMON STOCK
                                              INCOME      ----------------------    ----------------------    ---------------------
                                              (LOSS)       SHARES       AMOUNT         SHARES      AMOUNT       SHARES      AMOUNT
                                          ------------    --------    ----------    ----------    --------    ---------    --------

Balance at December 31, 1996 .............                      --            --            --          --      202,500      $ 203
Issuance of  common stock, net of
  issuance costs..........................
Adjustment to Class B common stock .......
Net loss .................................
                                                          --------   -----------    ----------    --------    ---------      -----
Balance at December 31, 1997 .............                      --            --            --          --      202,500        203
Issuance of common stock, net of
  issuance costs .........................
Distribution to Class B common
  stockholders ...........................
Issuance of preferred stock, net of
  issuance costs:
  Series B Junior preferred stock ........                   58.74   $58,269,159
Dividends and accretion on preferred
  stock ..................................                    1.66     1,659,821
Net loss .................................
                                                          --------   -----------    ----------    --------    ---------      -----
Balance at December 31, 1998 .............                   60.40    59,928,980            --          --      202,500        203
Dividends and accretion on Preferred
  Stock ..................................                    1.27     1,767,106            --          --
Issuance of common stock, net of
  issuance costs, and conversion .........                                          41,094,471    $ 41,094     (202,500)      (203)
Liquidation of Series B Junior
  Preferred Stock ........................                  (61.67)  (61,696,086)

Distribution of contributed capital and
  yield on various classes of common
  stock ..................................
Foreign currency translation gain (loss) .     (418,488)
Net Loss .................................  (60,820,815)
                                           ------------   --------   -----------    ----------    --------    ---------      -----
Balance at December 31, 1999 ............. $(61,239,303)        --   $        --    41,094,471    $ 41,094           --      $  --
                                           ============   --------   -----------    ----------    --------    ---------      -----

[RESTUBBED FROM ABOVE TABLE]

                                                           CLASS E
                                                         COMMON STOCK            ADDITIONAL      ACCUMU-          STOCK-
                                                     -----------------------      PAID-IN         LATED           HOLDERS'
                                                       SHARES      AMOUNT         CAPITAL        DEFICIT          EQUITY
                                                     ---------    ----------    -----------    ------------     ------------
Balance at December 31, 1996 .............             51,300     $   51       $24,881,219   $  (2,661,772)     $ 22,219,701
Issuance of  common stock, net of
  issuance costs..........................             15,789         16         1,555,533                         1,555,549
Adjustment to Class B common stock .......                                        (561,000)                         (561,000)
Net loss .................................                                                      (8,461,171)       (8,461,171)
                                                      -------     ------      ------------   -------------      ------------
Balance at December 31, 1997 .............             67,089         67        25,875,752     (11,122,943)       14,753,079
Issuance of common stock, net of
  issuance costs .........................            107,677        108        10,767,600                        10,767,708
Distribution to Class B common
  stockholders ...........................                                        (412,888)                         (412,888)
Issuance of preferred stock, net of
  issuance costs:
  Series B Junior preferred stock ........                                      (1,434,341)                       56,834,818
Dividends and accretion on preferred
  stock ..................................                                      (1,659,821)
Net loss .................................                                                     (42,271,077)      (42,271,077)
                                                      -------     ------      ------------   -------------      ------------
Balance at December 31, 1998 .............            174,766        175        33,136,302     (53,394,020)       39,671,640
Dividends and accretion on Preferred
  Stock ..................................                                      (2,930,338)                       (1,163,232)
Issuance of common stock, net of
  issuance costs, and conversion .........           (174,766)     (175)       502,632,221                       502,672,937
Liquidation of Series B Junior
  Preferred Stock ........................                                                                       (61,696,086)

Distribution of contributed capital and
  yield on various classes of common
  stock ..................................                                     (43,747,734)                      (43,747,734)
Foreign currency translation gain (loss) .                                                        (418,488)         (418,488)
Net Loss .................................                                                     (60,820,815)      (60,820,815)
                                                      -------     ------      ------------   -------------      ------------
Balance at December 31, 1999 .............                 --     $   --      $489,090,451   $(114,633,323)     $374,498,222
                                                      =======     ======      ============   =============      ============

The accompanying Notes to Consolidated Financial statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                             1997            1998             1999
                                                                         ------------    -------------    -------------
Cash flows from operating activities:
Net loss .............................................................   $( 8,461,171)   $( 42,271,077)   $( 60,820,815)
                                                                         ------------    -------------    -------------
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization ...................................      6,334,769       22,512,819       58,813,075
     Amortization of original issue discount and debt issuance costs .        292,143       16,426,224       23,707,688
     Extraordinary loss from extinguishment or debt ..................             --        5,641,573               --
     Reserve for doubtful accounts ...................................         25,000          462,003          623,419
     (Increase) decrease in:
        Accounts receivable, gross ...................................     (1,118,692)        (563,818)      (8,112,615)
        Prepaid expenses and other current assets ....................       (746,299)        (394,981)         197,848
        Other assets .................................................       (358,587)        (902,630)      (1,716,178)
     Increase (decrease) in:
        Accounts payable .............................................      1,435,305        1,038,412        1,963,175
        Accrued expenses .............................................      2,371,605        2,665,967        9,242,043
        Deferred revenue .............................................        507,037          808,972         (137,627)
        Other liabilities ............................................         44,253           20,140          384,938
                                                                         ------------    -------------    -------------
Net cash provided by operating activities ............................      8,786,534       47,714,681       84,965,766
                                                                         ------------    -------------    -------------
                                                                              325,363        5,443,604       24,144,951
                                                                         ------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Payments made in connection with acquisitions:
        Fixed assets .................................................    (73,617,123)    (328,537,064)    (467,921,172)
        Leasehold interests in telecommunications sites ..............             --               --      (83,482,018)
        Net current liabilities acquired .............................             --               --       36,135,378
      Capital expenditures:
        Fixed assets .................................................    (15,839,376)     (45,089,114)     (36,388,579)
                                                                         ------------    -------------    -------------
Net cash used in investing activities ................................    (89,456,499)    (373,626,178)    (551,656,391)
                                                                         ------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt, net ............................     89,918,073      487,247,329      563,310,130
     Repayment of long-term debt .....................................       (695,982)    (205,029,425)    (318,313,958)
     Proceeds from issuance of common stock, net .....................      1,555,549       10,767,709      500,911,897
     Proceeds from issuance of PIK preferred stock and warrants, net .             --       87,717,116               --
     Liquidation of PIK preferred stock and warrants .................             --               --      (93,741,617)
     Distribution of contributed capital and payment of accretion
        on various classes of common stock ...........................             --         (412,888)     (43,747,734)
                                                                         ------------    -------------    -------------
Net cash provided by financing activities ............................     90,777,640      380,289,841      608,418,718
                                                                         ------------    -------------    -------------
Effect of exchange rate changes on cash ..............................             --               --          154,450
                                                                         ------------    -------------    -------------

Net increase in cash and cash equivalents ............................      1,646,504       12,107,267       81,061,728
Cash and cash equivalents, beginning or period .......................         47,419        1,693,923       13,801,190
                                                                         ------------    -------------    -------------
Cash and cash equivalents, end of period .............................   $  1,693,923    $  13,801,190    $  94,862,918
                                                                         ============    =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest ...............................................   $  5,786,216    $  12,271,070    $  26,770,421
                                                                         ============    =============    =============

Non-Cash Transactions:
     Seller debt issued in acquisition ...............................   $ 19,251,850    $   2,414,965    $  10,088,931
     Payable-in-kind preferred dividends and accretion ...............   $         --    $   3,094,162    $   2,930,338
     Stock issued for acquisitions ...................................   $         --    $          --    $   8,804,163

The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc. In addition, during 1999 Pinnacle Holdings Inc. contributed capital to PT III ("PT III") to establish a preferred stock interest. Certain members of management of Pinnacle Holdings Inc. own the common stock of PT III. PT III utilized the capital contributed to purchase certain leasehold interest from Pinnacle Holdings Inc. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III, the financial position and results of operations and cash flows of PT III are consolidated in the financial statements of Pinnacle Holdings Inc. These entities are collectively referred to as the "Company". All significant intercompany balances and transactions have been eliminated.

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

CONCENTRATION OF CREDIT RISK

         Substantially all of the accounts receivable are with federal, state and local government agencies and national and local wireless communications providers. The Company performs ongoing credit evaluations of its customers but does not require collateral to support customer receivables. The Company maintains an allowance for doubtful accounts on its customer receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information. Sales to one customer accounted for 14.6% of revenues in 1999. Sales to two customers accounted for 14.4% and 13.3% in 1998.

FIXED ASSETS

         Telecommunications assets consists of towers, licenses, permits, tower attachments, equipment such as air conditioners and generators to support the equipment buildings and monitoring and safety equipment, and land, which are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets.

         Other fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the fixed assets. Equipment held under capital leases is amortized on a straight-line basis over the term of the lease or the remaining life of the leased property, whichever is shorter.

         Betterments, renewals and extraordinary repairs which increase the value or extend the life of the asset are capitalized. Repairs and maintenance costs are expensed as incurred.

LEASEHOLD INTERESTS

         Leasehold interests represents the Company's interest in various rooftop and other leased telecommunications sites and are recorded based on discounted cash flows at the date of acquisition. Leasehold interests are amortized over the related remaining term of the lease. The average remaining terms is approximately three years.

OTHER ASSETS

         Other assets includes $168,000 of costs incurred in connection with a pending secondary public offering by the Company at December 31, 1999, which will be deducted from the net proceeds of the offering in determining the amount of additional paid in capital to be recorded upon completion of the public offering (Note 11), and tenant lease receivables recorded in connection with the revenue recognition on non-cancelable tenant leases in accordance with Financial Accounting Standards Board Opinion No. 13, "Accounting for Leases."

IMPAIRMENT OF LONG-LIVED ASSETS

         The Company evaluates the recoverability of its long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount would be reduced to the present value of its expected future cash flows and an impairment loss would be recognized. As of December 31, 1998 and 1999 management does not believe that an impairment reserve is required.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of the Company's financial instruments at December 31, 1998 and 1999, which includes cash and accounts receivable, approximates fair value due to the short maturity of those instruments. The Company considers the variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate fair market value. The Company's Senior 10% discount notes are publicly traded and were trading based on an 11.65% yield at December 31, 1999, indicating a fair value of the Notes of approximately $212.9 million. The Company's only financial instruments not reflected at estimated market value are its interest rate swap agreements. See Note 6. The unrecorded fair value of these swaps at December 31, 1999 was approximately $0.9 million.

REVENUE RECOGNITION

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

INCOME TAXES

         The Company qualifies and intends to continue to qualify to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only, provided it distributes at least 95% of its REIT taxable income and meets certain other requirements for qualifying as a REIT. The Company incurred a loss for both book and tax purposes in the years ended December 31, 1998 and 1999 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

LOSS PER SHARE

         Basic net loss per common share is based on the weighted average number of shares of common stock outstanding during each period and after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering. The computation of diluted loss per share, assuming the exercise of warrants issued in connection with the Series A Senior Preferred Stock and the Subordinated-Term Loan Agreement and the exercise of stock options granted and outstanding, has an antidilutive effect on loss per share.

RECLASSIFICATIONS

         Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

3. ACQUISITIONS

         The Company completed 72 acquisitions during the year ended December 31, 1997, all of which were individually insignificant to the Company. The aggregate purchase price for acquisitions for the year ended December 31, 1997 was $73.6 million, which consisted of $54.3 million in cash and $19.3 million of notes payable to the former tower owners.

         On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. The Company paid $83.5 million for these towers, located in Georgia, Alabama, Mississippi and Florida. In connection with the acquisition of these towers, the Company and Southern Communications or one of its affiliates have entered into leases whereby Southern Communications or one of its affiliates is a customer on each of the 201 towers acquired. Under the lease agreement, Southern Communications and its affiliates paid initial annual aggregate rent of approximately $5 million in 1998. The leases have initial terms of ten years with five optional renewal periods of five years exercisable at the customer's option. The Company has also entered into an option agreement with Southern Communications under which the Company may supply, acquire or develop an additional 80 sites. Any of these additional sites would be rented under the same terms as the original leases of the 201 towers described above.

         On September 3, 1998, the Company acquired from MobileMedia Corporation ("MobileMedia") and several of its affiliates 166 towers for an aggregate purchase price of approximately $170 million. MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications, Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired towers for an aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The towers are located in the Southeastern United States, Southern California and New England. The MobileMedia transaction was funded with proceeds from the sale of two separate series of preferred stock of the Company as described below, a loan from ABRY Broadcast Partners II, L.P., a controlling stockholder of the Company, and borrowings under the Company's senior credit facility with NationsBank, N.A. and certain other lenders.

         In addition to the Southern Communications and MobileMedia transactions described above, the Company completed 80 acquisitions of 526 towers and related assets, all of which were individually insignificant to the Company, from various sellers during the year ended December 31, 1998 for an aggregate purchase price of $331.2 million, consisting of $328.8 million in cash and $2.4 million of notes payable to the former tower owners.

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

         Included in the total purchase price recorded on a preliminary basis for the Motorola acquisition were accrued costs related to completion of the transaction of approximately $31.5 million. These accrued deal costs were comprised primarily of employee severance and relocation costs ($1.7 million), contract and title work related to telecommunications sites, due diligence and closing costs ($29.8 million). As of December 31, 1999, approximately $5.9 million of these accrued costs had been paid by the Company.

         In addition to the Motorola Antenna Site Acquisition, during the year ended December 31, 1999 the Company completed 129 acquisitions of 442 communications sites and related assets, all of which were individually insignificant to the Company, from various sellers for an aggregate purchase price of $238 million consisting of $228 million in cash and $10 million of notes payable to the former tower owners.

         The Company accounts for its acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of the Company from the dates of the respective acquisitions. The pro-forma results of operations listed below reflect purchase accounting and pro-forma adjustments as if the transactions occurred as of January 1, 1998. This unaudited pro-forma information is not necessarily indicative of the results that would have occurred if the assumed transaction had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.


                                                                   PRO FORMA
                                                   --------------------------------------
                                                     DECEMBER 31,           DECEMBER 31,
                                                        1998                   1999
                                                    --------------         --------------
                                                     (unaudited)            (unaudited)
Revenue.......................................      $ 138,178,831          $ 149,945,428
Gross profit, excluding depreciation and
    amortization..............................         81,149,927             93,802,431
Loss before extraordinary item................       (104,288,842)           (98,766,281)
Net loss......................................       (109,930,415)           (98,766,281)
Net loss attributable to common shareholders         (113,024,577)          (101,696,619)
Basic net loss per common share                     $       11.55)         $       (3.12)

4. FIXED ASSETS

         Fixed assets consist of the following:

                                                                                   DECEMBER 31,
                                                                        ----------------------------------
                                                   ESTIMATED USEFUL
                                                    LIVES IN YEARS          1998                 1999
                                                  ------------------    -------------       --------------
Telecommunications assets:
    Telecommunications tower assets ....                 15             $ 471,983,916       $  931,255,870
    Telecommunications site equipment ..                  5                14,192,557           33,325,183
    Buildings ..........................                 30                 5,488,737           15,770,087
    Land ...............................                                   14,613,365           38,978,222
    Construction in progress ...........                                   11,241,561            9,846,611
                                                                        -------------       --------------
         Total telecommunications assets                                  517,520,136        1,029,175,973
Other:
    Vehicles ...........................                  5                   657,062              975,192
    Furniture, fixtures and other
        office equipment ...............                  5                   315,345            1,233,250
    Data processing equipment ..........                  5                 2,435,895            3,728,720
                                                                        -------------       --------------
        Total fixed assets .............                                  520,928,438        1,035,113,135
Accumulated depreciation ...............                                  (29,896,098)         (79,423,999)
                                                                        -------------       --------------
Fixed assets, net ......................                                $ 491,032,340       $  955,689,136
                                                                        =============       ==============

5. ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                  DECEMBER 31,
                                         ----------------------------
                                            1998             1999
                                         -----------      -----------

Construction and acquisition costs:
    Motorola (Notes)...............      $        --      $25,583,529
    Other .........................        2,429,893        3,777,340
Interest ..........................        1,334,552        1,245,013
Professional fees .................          543,705       15,443,062
Taxes other than income ...........          736,698        3,620,935
Payroll and other .................          716,168        4,193,180
                                         -----------      -----------
                                         $ 5,761,016      $53,853,059
                                         ===========      ===========




6. LONG-TERM DEBT

         Long-term debt consists of the following:


                                                                              DECEMBER 31,       DECEMBER 31,
                                                                                 1998                1999
                                                                            ---------------      -------------
Senior Credit Facility, interest at variable rates (8.55% to 8.63% at
     December 31, 1998 and 8.00% to 10.00% at December 31, 1999),
     secured, quarterly principal installments beginning June 30, 2000,
     maturing December 31, 2005 .......................................      $ 182,450,000       $ 452,021,230
Senior 10% discount notes, net of unamortized original
     issue discount of $109,041,993 and $86,591,292, respectively, unsecured cash interest payable semi-annually in arrears beginning
     September 16, 2003, balloon principal payment of $325,000,000
     due at maturity on March 15, 2008 ................................        215,958,009         238,408,708
Notes payable to former tower owners, interest from
     8.5% to 13% per annum, monthly installments of principal and interest of varying amounts through December 31, 2021, secured by various letter of
     credit or guaranty by related party (Note 9) .....................         19,809,705          28,934,682
ABRY bridge loan, interest at 9% per annum, principal
     and interest due in April 1999 and September 1999
     (Note 9) .........................................................         15,000,000                  --
                                                                             -------------       -------------
                                                                               433,217,714         719,364,620
Less: current portion of long-term debt ...............................        (15,692,912)         (6,705,578)
                                                                             -------------       -------------
Long-term debt ........................................................      $ 417,524,802       $ 712,659,042
                                                                             =============       =============

                                       52

         The remaining principal payments at December 31, 1999 were due as follows: 2000-$6,705,578; 2001-$37,696,008; 2002-$55,113,354; 2003-$63,920,629;
2004- $79,567,666; 2005 and thereafter-$562,952,678.

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

         As of September 17, 1999, the Company again amended its Senior Credit Facility to provide $670 million of financing, of which $520 million was committed and $467.7 million was utilized at December 31, 1999.

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

         For the years ended December 31, 1997, 1998, and 1999 the Company incurred commitment fees of approximately $192,000, $210,000, and $430,084, respectively.

SENIOR DISCOUNT NOTES

         On March 17, 1998, the Company issued $325,000,000 of 10% Senior Discount Notes with a scheduled maturity in 2008 through a private placement offering to institutional investors. The Company has the right to redeem the notes on or after March 15, 2003 at a price 105.0%, 103.3%, 102.6% and 100.0%
during the twelve month periods ending March 15, 2003, 2004, 2005, and 2006 and thereafter, respectively. In addition, the Company at any time prior to March 15, 2001 may redeem up to 35% of the Senior Discount Notes upon a public equity offering at a redemption price equal to 110% of the accreted value of the notes plus unpaid liquidated damages, if any, as of the redemption date. The notes will accrete interest, representing the amortization of the original issue discount, at a rate of 10% compounded semi- annually to an amount of $325,000,000 by March 15, 2003. Thereafter, the notes will pay interest at the rate of 10% semi-annually, payable in arrears on March 15 and September 16.

         Amortization of original issue discount for the year ended December 31, 1998 and 1999 was $16,167,507 and $22,450,701, respectively.

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

         During April 1998, the Company borrowed $2.5 million under the ABRY Bridge Loan to partially fund acquisitions. In September 1998, the Company borrowed $12,500,000 under the ABRY Bridge Loan to partially finance the MobileMedia Acquisition. An aggregate amount of $15,000,000 was outstanding under the ABRY Bridge Loan and accrued interest of $526,438 was included in accrued expenses at December 31, 1998. The Company satisfied the loan balance, including interest due of $729,863, and the facility was eliminated in February 1999 in conjunction with the IPO.

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

INTEREST RATE SWAP

         The Company enters into interest rate swap agreements to manage the interest rate risk associated with certain of its variable rate debt. The swap agreements effectively converts the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. The Company is exposed to credit losses in the event of non-performance by counter-parties on these agreements, which the Company does not believe is significant. The following table summarizes the interest rate swap agreements:

                                                 NOTIONAL AMOUNT
                              FIXED     ---------------------------------------
     EXPIRATION DATE         PAY RATE   DECEMBER 31, 1998     DECEMBER 31, 1999
     ---------------         --------   -----------------     -----------------

     September 30, 2000       6.03%        $        --          $160,000,000
     May 1, 2001              5.85%         50,000,000            50,000,000
     June 24, 1999            5.14%         30,000,000                    --
     September 30, 2000       5.84%                 --            30,000,000
     September 30, 2000       5.75%         20,000,000            20,000,000


         Approximately $51,000, $216,696 and $369,350 of interest expense was incurred in 1997, 1998 and 1999, respectively, related to the interest rate swap agreements.

7. COMMITMENTS AND CONTINGENCIES

OPERATING LEASES

         The Company is obligated under noncancellable leases for office space, machinery and equipment and site leases which expire at various times through 2099. The majority of these leases have renewal options which range up to 10 years. Certain of the leases have purchase options at the end of the original lease term. The future minimum lease commitments under these leases at December 31, 1999 are as follows:

        Year ending
        December 31,

        2000.....................................    $ 28,026,414
        2001.....................................      24,065,914
        2002.....................................      21,237,446
        2003.....................................      18,531,475
        2004.....................................      14,264,677
        2005 and thereafter......................     251,284,910
                                                     ------------
        Total minimum lease payments.............    $357,410,836
                                                     ============

         Total rent expense under noncancellable operating leases was approximately $1,468,323, $3,623,798 and $16,994,547 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

TENANT LEASES

         The following is a schedule by year of total rentals to be received for tower space under noncancellable lease agreements as of December 31, 1999:

        Year ending
        December 31,

        2000.....................................    $ 60,067,027
        2001.....................................      58,849,486
        2002.....................................      58,704,833
        2003.....................................      33,771,010
        2004.....................................      31,985,533
        2005 and thereafter......................     394,296,799
                                                     ------------
                                                     $637,674,688
                                                     ============
         Principally all of the leases provide for renewal at varying escalations. Leases with fixed-rate escalations have been included above.

8.   PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

PUBLIC OFFERINGS

INITIAL PUBLIC OFFERING

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

         In connection with the IPO, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares identical to the Common Stock sold in the IPO and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the IPO to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock. All of the outstanding shares of all the classes of common stock of the Company other than Class D Common Stock were converted into approximately 8,571,260 shares of Common Stock and all shares of Class D common Stock were converted into approximately 1,428,691 shares of Common Stock. All unvested shares of Class D Common Stock held by employees at the date of the IPO become vested shares.

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

SECONDARY OFFERING

         On July 22, 1999, the Company completed a secondary offering of common stock (the "Secondary Offering") whereby the Company sold 8,650,000 shares of its Common Stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering were invested initially in short-term liquid securities and will be used in conjunction with the Company's availability of senior debt under its amended Senior Credit Facility to fund acquisitions and development of communications sites. Approximately $136 million of this cash had been used in acquisitions as of December 31, 1999, $20 million of which was used to consummate the Motorola Antenna Site Acquisition.

         Also in conjunction with the Motorola Antenna Site Acquisition the Company issued 418,520 shares of its common stock to Motorola as part of the consideration given for the acquisition. These shares were recorded at the fair value of the securities when the terms of the acquisition were agreed to and announced.

STOCKHOLDERS' EQUITY PRIOR TO THE IPO

CAPITAL CONTRIBUTION COMMITMENT

         As of December 31, 1998, the principal stockholders of the Company (ABRY II, and Messrs. Wolsey, Dell'Apa and Day) were parties to a Subscription and Stockholders Agreement, dated as of May 16, 1996, as amended (the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, ABRY II agreed to make capital contributions to the Company, up to an aggregate capital contribution of $50.0 million. As of December 31, 1998, ABRY II had contributed $37.2 million and had guaranteed an additional $3.9 million of other debt under the aggregate $50.0 million capital contribution commitment. Such capital contribution commitment terminated upon the closing of the IPO. Additionally, as of December 31, 1998, ABRY II or an affiliate had contributed separately $73.7 million to the Company, including $15.0 million outstanding under the ABRY Bridge Loan and $58.7 million of Junior Preferred Stock. The Stockholders Agreement was terminated upon completion of the IPO.

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

                                                      Vesting fraction
                                                          of shares
                                                     remaining unvested

         Anniversary of
         the closing date
         First......................................        1/10
         Second.....................................         1/9
         Third......................................         1/8
         Fourth.....................................         2/7
         Fifth......................................         1/2
         Sixth......................................         1/1

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

ADDITIONAL STOCK INFORMATION

Additional stock information is as follows:

                                                                DECEMBER 31
                                                         -----------------------
                                                            1998          1999
                                                         ---------     ---------

Preferred Stock:
    Par value per share ...........................     $    0.001    $    0.001
    Shares authorized: ............................      1,000,000     5,000,000
      Designated as Series A Senior preferred stock        145,000            --
      Designated as Series B Junior preferred stock            100            --
    Shares issued and outstanding:
      Series A Senior .............................         31,383            --
      Series B Junior .............................             60            --
Class A common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................        202,500           n/a
    Shares issued and outstanding .................        202,500           n/a
Class B common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................         12,000           n/a
    Shares issued and outstanding .................         12,000           n/a
Class C common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................        200,000           n/a
    Shares issued and outstanding .................             --           n/a
Class D common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................        100,000           n/a
    Shares issued and outstanding .................         40,000           n/a
Class E common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................        302,500           n/a
    Shares issued and outstanding .................        174,766           n/a
Class F common stock:
    Par value per share ...........................     $    0.001           n/a
    Shares authorized .............................      1,000,000           n/a
    Shares issued and outstanding .................             --           n/a

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

         Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an Option becomes exercisable. Each Option shall expire on such date or dates as the Committee shall determine at the time the Option is granted. Upon termination of an Optionee's employment with the Company for death or disability, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 1 year from the date of termination. Upon termination of an Optionee's employment with the Company for retirement or involuntary termination other than for cause, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 90 days from the date of termination. Upon termination of an Optionee's employment for any other reasons, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 30 days from the date of termination. If an Optionee's employment with the Company is terminated for cause (as defined in the Stock Incentive Plan), all of such person's Options shall immediately terminate.

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

         A summary of the Company's stock option plan for each of two years ended December 31, 1999, is summarized as follows:


                                       NUMBER           EXERCISE        WEIGHTED AVERAGE
                                     OF SHARES        PRICE RANGE        EXERCISE PRICE
                                     ---------      -----------------   ----------------
Under option, December 31, 1998              0      $              --         $     --

Granted                              2,973,693      $ 14.00 - $ 22.75         $  16.40
Forfeited                               29,000      $ 16.50 - $ 22.75         $  19.73
                                     ---------                                --------

Under option, December 31, 1999      2,944,693      $ 14.00 - $ 22.75         $  16.36
(0 shares exercisable)


A summary of outstanding and exercisable options at December 31, 1999 is summarized as follows:


                       OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------     ------------------------------
                                       WEIGHTED-
                                       AVERAGE
    RANGE OF         NUMBER OF         REMAINING      WEIGHTED-AVERAGE      NUMBER OF    WEIGHTED-AVERAGE
 EXERCISE PRICES      SHARES       CONTRACTUAL LIFE    EXERCISE PRICE        SHARES       EXERCISE PRICE
 ---------------      ------       ----------------    --------------        ------       --------------
$14.00 -  $16.50     2,207,693        9.34 years           $ 15.81              --              $ 0.00
$22.75                 237,000        9.79 years           $ 22.75              --              $ 0.00


The Company has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1999 consistent with the provisions of SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                   YEAR ENDED
                                DECEMBER 31, 1999
                                -----------------
Net loss:
         As reported              $  (60,820,815)
         Pro forma                $  (64,752,198)

Basic loss per common share:
         As reported              $        (1.96)
         Pro forma                $        (1.99)


         There was no pro forma effect for 1997 and 1998 as no options were vested or granted. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999: cumulative volatility of 73.25%; dividend yield of 0%, risk-free interest rate of 5.66%, and expected term of 6 years.

9. RELATED PARTY TRANSACTIONS

         Certain board members and/or stockholders provide management services to the Company. The Company pays up to $75,000, plus certain reimbursable costs incurred on behalf of the Company, each year for such management services. The Company paid approximately $78,166, $834,192 and $232,500 for such services and related reimbursable expenses for the years ended December 31, 1997, 1998, and 1999, respectively. At December 31, 1998 and 1999, $232,500 and $0,
respectively, was due to these related parties for management services and related reimbursable costs. A balance due from current or former officers of $16,097 and $161,246 is included in other assets at December 31, 1998 and 1999, respectively. During 1997, the majority stockholder of the Company guaranteed a note payable to a tower seller of $3.9 million associated with a tower acquisition. Also see Note 6 for related party debt and Note 8 for certain related party equity transactions.

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

11. SUBSEQUENT EVENTS (UNAUDITED)

SECONDARY OFFERING

         During January 2000, the Company completed another secondary offering of common stock whereby the Company sold 7,200,000 shares of its Common Stock. The price per share was $41, resulting in net proceeds from the Secondary Offering of approximately $283 million. Certain stockholders of the Company also sold 3,150,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering were invested initially in short-term liquid securities and will be used in conjunction with the Company's availability of senior debt under its amended Senior Credit Facility to fund acquisitions and development of communications sites. Proceeds are not reflected in these accompanying financial statements.

ACQUISITIONS

         Subsequent to December 31, 1999 through February 17, 2000 the Company has completed acquisitions of 436 telecommunications sites for a purchase price of approximately $74.5 million and as of February 17, 2000 is party to several letters of intent with various third parties to purchase 500 telecommunications sites, reflecting an aggregate commitment to pay approximately $189.5 million.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on February 29, 2000.


                                       Pinnacle Holdings Inc.
                                       (Registrant)

                                       By: /s/ STEVEN DAY
                                           -----------------------------
                                           Steven Day, Chief Financial Officer
                                           and Secretary


                               POWER OF ATTORNEY

         KNOW ALL THESE PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert Wolsey and Steven Day and each of them, jointly and severally, his attorneys-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each said attorneys-in-fact or his substitute or substitutes, may do or cause to be done by virtue hereof.

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on February 29, 2000.

/SIGNATURE                                                    TITLE

/S/ ROBERT WOLSEY                            President, Chief Executive Officer
------------------------------------         and Director
Robert Wolsey

/S/ STEVEN DAY                               Chief Financial Officer, Vice
------------------------------------         President and Secretary
Steven Day

/S/ G. PETER O'BRIEN                         Director
------------------------------------
G. Peter O'Brien

/S/ ANDREW BANKS                             Director
------------------------------------
Andrew Banks

/S/ ROYCE YUDKOFF                            Director
------------------------------------
Royce Yudkoff

/S/ J. CLARKE SMITH                          Director
------------------------------------
J. Clarke Smith


                                INDEX TO EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
3.1                 Amended and Restated Certificate of Incorporation of the Registrant (2)
3.2                 Bylaws of the Registrant(2)
4.1                 Indenture dated as of March 20, 1998 among the Registrant and The Bank of New York, as
                      Trustee(2)
4.2                 Exchange and Registration Rights Agreement dated as of March 20, 1998 by and among the
                      Registrant and each of the Purchasers referred to therein(2)
4.3                 Specimen Stock Certificate(5)
4.4                 Registration Agreement(4)
4.5                 Recapitalization Agreement(4)
10.1                Second Amended and Restated Credit Agreement dated February 26, 1998 by and among
                      Pinnacle Towers, Inc., a wholly-owed subsidiary of the Registrant ("PTI"), NationsBank of Texas, N.A. and Goldman, Sachs Credit Partner L.P.(2)
10.2                First Amendment to Second Amended and Restated Credit Agreement dated March 17, 1998(2)
10.3                Third Amended and Restated Credit Agreement Dated May 29, 1998(3)
10.4                First Amendment to Third Amended and Restated Credit Agreement(8)
10.5                Second Amendment to Third Amended and Restated Credit Agreement(7)
10.6                Third Amendment to Third Amended and Restated Credit Agreement (4)
10.7                Fourth Amended and Restated Credit Agreement(10)
10.8                Fifth Amended and Restated Credit Agreement (11)
10.9                Agreement for Purchase and Sale of Assets between PTI and Motorola, Inc., dated June 25,
                      1999(9)
10.10               Form of Purchase and Sale Agreement dated January 9, 1998 by and among PTI and Southern
                      Communications(2)
10.11               Form of Southern Communications Master Site Lease Agreement by and among PTI and
                      Southern Communications(2)
10.12               Form of Option to Direct Construction or Acquisition of Additional Tower Facilities by
                      and among PTI and Southern Communications(2)
10.13               Form of Exchange Agreement by and among PTI and Southern Communications(1)
10.14               Form of Lease Agreement?Non-Restricted Premises(2)
10.15               Form of Lease Agreement?Restricted Premises(2)
10.16               Form of Master Antenna Site Lease by and among PTI and Tylotic Communications, Inc.(2)
10.17               Contract of Sale by and among PTI and Teletouch Communications, Inc. and First Amendment
                      to Control of Sale(2)
10.18               Executive Employment Agreement between the Registrant and Robert Wolsey dated May 3,
                      1995(2)
10.19               Executive Employment Agreement between the Registrant and Steven Day dated February 17,
                      1997(2)
10.20               Executive Employment Agreement between the Registrant and James Dell'Apa dated May 3,
                      1995(2)
10.21               Subscription Agreement dated December 31, 1995 by and among ABRY II and PTI(2)
10.22               Second Amended and Restated Subscription and Stockholders Agreement dated May 16, 1996 by and among PTI, the Registrant and certain stockholders(2)

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
10.23               Capital Contribution Agreement dated February 26, 1998(2)
10.24               Convertible Promissory Note due 1998 dated February 11, 1998 by and among the Registrant and ABRY II(2)
10.25               Services Agreement by and among PTI and PTI II(2)
10.26               Amended Capital Contribution Agreement dated May 29, 1998(3)
10.27               Purchase Agreement dated as of July 7, 1998 among MobileMedia, its affiliates and the
                      Registrant(4)
10.28               Proposed Form of Master Lease for Transmitter Systems Space between the Registrant and
                      MobileMedia Communications, Inc.(4)
10.29               Amendment to Purchase Agreement dated September 2, 1998 between PTI and MobileMedia and certain of its affiliates(6)
10.30               Form of Management and Consulting Services Agreement dated as of April __, 1995 between
                    Pinnacle Towers Inc. and ABRY(1)
10.31               Stock Incentive Plan(5)
10.32               Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.33               Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated
                      September 28, 1999(11)
10.34               Agreement For Purchase and Sale Agreement of Assets by and between Pinnacle Towers Inc.
                      and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.35               Services Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.36               Agreement by and between Pinnacle Towers III Inc. and Pinnacle Towers Inc., dated as of
                      September 28, 1999(11)
10.37               Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated
                      October 28, 1999(11)
10.38               Convertible Promissory Note of Pinnacle Towers III Inc., dated October 29, 1999(11)
10.39               Cost and Expense Sharing and Reimbursement Agreement by and between Pinnacle Towers Inc.
                      and Pinnacle Towers III Inc., effective as of August 31, 1999(11)
21.1                List of Subsidiaries(2)
27.1                Financial Data Schedule

       (1) Previously filed on July 27, 1998 with Amendment No. 1 to the Registrant's Registration Statement on Form S-11.
       (2) Previously filed on April 1, 1998 with the Registrant's Registration Statement on Form S-4 (SEC file no. 333-49147).
       (3) Previously filed on June 11, 1998 with Amendment No. 1 to the Registrant's Registration Statement on Form S-4.
       (4) Previously filed on July 17, 1998 with the Registrant's Registration Statement on Form S-11 (SEC file no. 333-59297).
       (5) Previously filed on August 11, 1998 with Amendment No. 2 to the Registrant's Registration Statement on Form S-11.
       (6) Previously filed on September 18, 1998 with the Registrant's Report on Form 8-K.
       (7) Previously filed on January 5, 1999 with Amendment No. 4 to the Registrant's Registration Statement on Form S-11.
       (8) Previously filed on January 21, 1999 with Amendment No. 5 to the Registrant's Registration Statement on Form S-11.
       (9) Previously filed on July 2, 1999 with the Registrant's Registration Statement on Form S-3.

      (10) Previously filed on July 21, 1999 with Amendment No. 2 to the Registrant's Registration Statement on Form S-3.
      (11) Previously filed on November 15, 1999 with the Registrant's Quarterly Report on Form 10-Q.

              Pinnacle Holdings Inc. and Consolidated Subsidiaries
           Schedule II - Schedule of Valuation and Qualifying Accounts




                                                  BALANCE AT                                              BALANCE AT
                                                  BEGINNING    CHARGED TO                                   END OF
                   DESCRIPTION                    OF PERIOD    OPERATIONS   DEDUCTIONS     OTHER (1)        PERIOD
--------------------------------------------     -----------   ----------   ----------     ---------       ----------
Allowance for doubtful accounts receivable:
                December 31, 1999                 $125,000     $1,668,000    $703,000      $2,237,411      $3,327,411
                December 31, 1998                 $ 70,000     $  452,000    $397,000      $  125,000
                December 31, 1997                 $ 45,000     $   25,000    $ 70,000


(1) Other includes recoveries, acquisitions of $2,578,992, and the effect of fluctuations in foreign currency.

                               INDEX TO EXHIBITS
                               -----------------

EXHIBIT
  NO.              DESCRIPTION
-------            -----------
 27.1         Financial Data Schedule