Form 10-Q
period 2000-03-31
PINNACLE HOLDINGS INC
filed 2000-05-15
CIK 1058986

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO ______________

                         COMMISSION FILE NUMBER 0-24773

                             PINNACLE HOLDINGS INC.

     INCORPORATED IN DELAWARE I.R.S. EMPLOYER IDENTIFICATION NO. 65-0652634

             301 NORTH CATTLEMEN ROAD, SARASOTA, FLORIDA 34232-6427

                            TELEPHONE: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






At May 11, 2000, Registrant had outstanding 48,340,923 shares of $.001 par value common stock.

PART I. FINANCIAL INFORMATION                                                                                      PAGE
                                                                                                                   ----
Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000             1
              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                March 31, 1999 and 2000                                                                              2
              Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the three months
                 ended March 31, 2000                                                                                3
              Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
                March 31, 1999 and 2000                                                                              4
              Notes to Unaudited Condensed Consolidated Financial Statements                                       5-8

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                             9-14


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     15

Item 2        Changes in Securities and Use of Proceeds                                                             15

Items 3       Not Applicable

Item 4        Not Applicable

Item 5        Other Information                                                                                  15-16

Item 6.       Exhibits and Reports on Form 8-K                                                                      16


SIGNATURES                                                                                                          17

EXHIBIT INDEX                                                                                                       18

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:
         --------------------

                             PINNACLE HOLDINGS INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,       MARCH 31,
                                                                                               1999              2000
                                                                                       ------------------- -----------------
                                        Assets
Current assets:
   Cash and cash equivalents                                                             $      94,862,918  $   228,132,860
   Accounts receivable, net                                                                     12,076,689       17,239,534
   Prepaid expenses and other current assets                                                     5,235,972        9,544,960
                                                                                       ------------------- -----------------
     Total current assets                                                                      112,175,579      254,917,354
Fixed assets, net                                                                              955,689,136    1,117,335,260
Leasehold interests, net                                                                        74,037,558       69,609,223
Deferred debt issue costs, net                                                                  14,299,519       19,393,903
Other assets                                                                                     3,232,248        4,273,854
                                                                                       ------------------- -----------------
                                                                                            $1,159,434,040   $1,465,529,594
                                                                                       =================== =================
                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $       7,297,498 $      8,989,569
   Accrued expenses                                                                             53,853,059       43,238,389
   Deferred revenue                                                                              3,910,551        6,606,401
   Current portion of long-term debt                                                             6,705,578        7,463,216
                                                                                       ------------------- -----------------
     Total current liabilities                                                                  71,766,686       66,297,575
Long-term debt                                                                                 712,659,042      763,523,349
Other liabilities                                                                                  510,090          579,846
                                                                                       ------------------- -----------------
                                                                                               784,935,818      830,400,770
                                                                                       ------------------- -----------------
Stockholders' equity:
  Common stock, $.001 par value, 100,000,000 shares authorized; 41,094,471 and
   48,340,923 shares issued and outstanding at
   December 31, 1999 and March 31, 2000, respectively                                               41,094           48,341
  Additional paid-in capital                                                                   489,090,451      771,792,664
  Foreign currency translation                                                                   (418,488)         (338,939)
  Accumulated deficit                                                                        (114,214,835)     (136,373,242)
                                                                                       ------------------- -----------------
                                                                                               374,498,222      635,128,824
                                                                                       ------------------- -----------------
                                                                                            $1,159,434,040   $1,465,529,594
                                                                                       =================== =================

 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                        THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                    -----------------------------
                                                                         1999            2000
                                                                     ------------    ------------
Revenues                                                             $ 12,008,208    $ 39,923,411
Direct operating expenses, excluding depreciation and amortization      2,232,651      14,340,667
                                                                     ------------    ------------
         Gross margin, excluding depreciation and amortization          9,775,557      25,582,744
Other expenses:
          General and administrative                                      843,464       1,906,605
          Corporate development                                         1,711,283       3,870,986
          State franchise, excise and minimum taxes                       200,975         366,240
          Depreciation and amortization                                 8,994,211      26,395,597
                                                                     ------------    ------------
                                                                       11,749,933      32,539,428
                                                                     ------------    ------------
Loss from operations                                                   (1,974,376)     (6,956,684)
Interest expense                                                        3,900,192       8,775,993
Amortization of original issue discount and debt issuance costs         5,428,504       6,425,730
                                                                     ------------    ------------
Net loss                                                             ($11,303,072)   ($22,158,407)
Payable-in-kind preferred dividends and accretion                       2,930,338             -
                                                                     ------------    ------------
Net loss attributable to common stockholders                         ($14,233,410)   ($22,158,407)
                                                                     ============    ============
Basic and diluted loss per common share                              ($      0.79)   ($      0.48)
                                                                     ============    ============
Weighted average number of common shares outstanding                   18,067,484      46,478,027
                                                                     ============    ============

 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY






                                             COMPREHENSIVE           COMMON STOCK        ADDITIONAL
                                                INCOME        ----------------------      PAID-IN      ACCUMULATED
                                                (LOSS)          SHARES       AMOUNT       CAPITAL        DEFICIT          EQUITY
                                             -------------    ----------   ---------  --------------   -------------   ------------
Balance at December 31, 1999...............                   41,094,471  $   41,094     $489,090,451  ($114,633,323)  $374,498,222

Unaudited:

Issuance of common stock, net of
     issuance costs........................                    7,246,452       7,247      282,702,213                   282,709,460

Foreign currency translation gain (loss)...  $      79,549                                                    79,549         79,549

Net loss...................................  (  22,158,407)                                            (  22,158,407)  ( 22,158,407)
                                             -------------    ----------   ---------  --------------   -------------   ------------

Balance at March 31, 2000..................  ($ 22,078,858)   48,340,923   $  48,341  $  771,792,664   ($136,712,181)  $635,128,824
                                             =============    ==========  ==========  ==============   ==============  =============


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                               THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                          -------------------------------
                                                                               1999            2000
                                                                          -------------    -------------
Cash flows from operating activities:
 Net loss                                                                 ($ 11,303,072)   ($ 22,158,407)
                                                                          -------------    -------------
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation                                                          8,994,211       26,395,597
        Amortization of original issue discount and debt issuance costs       5,428,504        6,425,729
        Provision for doubtful accounts                                             -            313,091
        (Increase) decrease in:
          Accounts receivable, gross                                           (487,059)      (5,536,771)
          Prepaid expenses and other current assets                              58,347       (4,308,988)
          Other assets                                                          562,528       (1,041,606)
        Increase (decrease) in:
          Accounts payable                                                      929,016        1,692,071
          Accrued expenses                                                    5,682,679      (10,614,670)
          Deferred revenue                                                    1,462,667        2,695,850
          Other liabilities                                                      58,475           69,756
                                                                          -------------    -------------
              Total adjustments                                              22,689,368       16,090,059
                                                                          -------------    -------------
Net cash provided by operating activities                                    11,386,296       (6,068,348)
                                                                          -------------    -------------
Cash flows from investing activities:
         Payments made in connection with acquisitions:
           Fixed assets                                                     (72,172,206)    (166,395,006)
           Leasehold interests                                                      -         (2,670,966)
           Net current liabilities acquired                                         -            176,573
         Capital expenditures:
           Fixed assets                                                     (13,485,203)      (7,371,552)
                                                                          -------------    -------------
Net cash used in investing activities                                       (85,657,409)    (176,260,951)
                                                                          -------------    -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                                50,000,000      227,433,041
         Repayment of long-term debt                                       (139,142,790)    (194,923,139)
         Proceeds from issuance of common stock, net                        288,335,011      282,709,460
         Liquidation of PIK preferred stock and warrants                    (93,741,617)             -
         Distribution of contributed capital and payment of
          accretion on various classes of common stock                      (43,704,472)             -
                                                                          -------------    -------------
Net cash provided by financing activities                                    61,746,132      315,219,362
                                                                          -------------    -------------
Effect of exchange rate changes on cash                                             -            379,879
                                                                          -------------    -------------
Net increase (decrease) in cash and cash equivalents                        (12,524,981)     133,269,942
Cash and cash equivalents, beginning of period                               13,801,190       94,862,918
                                                                          -------------    -------------
Cash and cash equivalents, end of period                                  $   1,276,209    $ 228,132,860
                                                                          =============    =============
Supplemental disclosure of cash flows:
        Cash paid for interest                                            $   4,702,341    $  10,882,461
                                                                          =============    =============

Non-Cash Transactions:
        Seller debt issued in connection with acquisitions                $   4,559,650    $   7,295,000
        Payable-in-kind preferred dividends and accretion                 $   2,930,338    $           -

 The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. FINANCIAL STATEMENTS

         The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc. In addition, beginning in 1999 Pinnacle Holdings Inc. contributed capital to PT III ("PT III") to establish a preferred stock interest. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. own the common stock of PT III. PT III utilized the capital contributed to purchase certain communications site assets and the stock of a corporation that owns and manages communications sites. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III, the financial position and results of operations and cash flows of PT III are consolidated in the financial statements of Pinnacle. Unless otherwise noted, "we," "us," "our," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including PT III. All significant intercompany balances and transactions have been eliminated.

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

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with Pinnacle's financial statements and notes thereto for the year ended December 31, 1999.

2. ACQUISITIONS

         We actively acquires communications sites and related real estate assets.

         On August 31, 1999, we acquired 1,858 communications sites and related assets from Motorola, Inc. ("Motorola") for $254 million, comprised of $245 million in cash and $9 million of our common stock, plus fees and expenses of approximately $17 million (the "Motorola Antenna Site Acquisition"). The purchase price allocations related to this transaction are preliminary. However, we do not expect that the final allocation of the purchase price will be materially different from its preliminary allocation. This acquisition results in Pinnacle having sites in all 50 states and nine Canadian Provinces. We transferred certain of the rooftop communication sites we acquired from Motorola to PT III.

         Included in the total purchase price recorded on a preliminary basis for the Motorola acquisition were accrued costs related to completion of the transaction of approximately $31.5 million. These accrued deal costs were comprised primarily of employee severance and relocation costs ($1.7 million), contract and title work related to communications sites, due diligence and closing costs ($29.8 million). As of March 31, 1999, approximately $21.0 million of these accrued costs had been paid by us.

         In addition to the Motorola Antenna Site Acquisition, during the year ended December 31, 1999 we completed 129 acquisitions of 442 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $238 million consisting of $228 million in cash and $10 million of notes payable to the former communications site owners.

         During the three months ended March 31, 2000, we completed 65 acquisitions of 668 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $176.3 million consisting of $169.0 million in cash and $7.3 million of notes payable to the former communications site owners.

         We account for our acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of Pinnacle from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 1999. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                                Pro Forma
                                                       ------------------------------
                                                              (in thousands)
                                                        March 31,          March 31,
                                                          1999               2000
                                                       -----------        -----------
                                                       (unaudited)        (unaudited)
Revenue                                                 $ 40,748           $ 41,718
Gross margin, excluding depreciation and amortization     25,972             26,972
Net loss                                                 (30,585)           (24,447)
Net loss attributable to common stockholders             (33,515)           (24,447)
Basic and diluted loss per common share                    (1.86)             (0.53)


3.       LONG-TERM DEBT

         As of June 25, 1999, we amended our Senior Credit Facility to provide $520 million of financing, of which $470 million was committed. Advances under the Senior Credit Facility accrue interest at our option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 1.75%. Additionally, certain financial covenants were modified.

         As of September 17, 1999, we again amended our Senior Credit Facility to provide $670 million of financing, of which $520 million was committed and $290 million was utilized at March 31, 2000.

         The Senior Credit Facility is secured by a lien on substantially all of our assets and a pledge of substantially all of the capital stock of our subsidiaries. The Senior Credit Facility contains customary covenants such as limitations on our ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to stockholders, or prepay subordinated debt. Under the Senior Credit Facility, we may not permit the ratio of senior debt to annualized EBITDA as defined in the agreement to exceed certain amounts.

         On March 22, 2000 we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year, with the first interest payment to be made September 15, 2000. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we must use reasonable best efforts to file a registration statement on or before June 20, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

4. PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

         INITIAL PUBLIC OFFERING

         On February 19, 1999, we completed our initial public offering of our common stock ("the Offering") whereby we sold 20,000,000 shares of a new class of common stock (the "Common Stock"). In addition, on March 19, 1999, the Underwriters over-allotment options were exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the Offering of approximately $288 million.

         In connection with the Offering, pursuant to a recapitalization agreement between Pinnacle, our largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of our management that are stockholders of Pinnacle, we converted all outstanding shares of each class of Pinnacle's five classes of common stock into shares of the Common Stock sold in the Offering and paid to the holders of certain of such classes of common stock preferential amounts and yields. Pinnacle's certificate of incorporation was amended immediately prior to the consummation of the Offering to eliminate the multiple classes of Pinnacle's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of Pinnacle other than Class D Common stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common stock were converted into approximately 1,428,691 shares of Common Stock. All unvested shares of Class D Common stock held by employees at the date of the Offering become vested shares.

         The holders of Pinnacle's outstanding (prior to the above described conversion) shares of Class A Common stock, Class B Common stock and Class E Common stock were collectively paid approximately $38.9 million by Pinnacle from proceeds of the Offering, which amount equaled the amount of preferences such shares were entitled to over the other classes of Pinnacle's common stock pursuant to our certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of Pinnacle's outstanding (prior to the above described conversion) shares of Class A Common stock were collectively paid approximately $4.8 million by Pinnacle from proceeds of the Offering, which amount equaled the amount of yield such shares had accrued from the date of their issuances through June 30, 1997 pursuant to Pinnacle's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

         Other uses of proceeds from the Offering were: (1) approximately $32.0 redeemed the outstanding shares of Pinnacle's Series A Senior Preferred Stock (the "Senior Preferred Stock"); (2) approximately $61.7 million redeemed the outstanding shares of Pinnacle's Series B Junior Preferred Stock (the "Junior Preferred Stock"); (3) approximately $15.7 million repaid in full and retired loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under Pinnacle's Senior Credit Facility; and, (5) $11.4 was used to fund the closing of pending acquisitions proximate to the date the funds were available from the Offering.

         SECONDARY OFFERINGS

         On July 27, 1999, we completed a secondary offering of common stock (the "July Offering") whereby we sold 8,650,000 shares of our common stock. The price per share was $25, resulting in net proceeds from the July Offering of approximately $206 million. Certain stockholders of Pinnacle also sold 2,350,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the July Offering were invested initially in short-term liquid securities and were used in conjunction with Pinnacle's availability of senior debt under our amended Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites.

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $106 million used through March 31, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         OTHER ISSUANCES OF STOCK

         In conjunction with the Motorola Antenna Site Acquisition, we issued 418,520 shares of common stock to Motorola as part of the consideration given for the acquisition. These shares were recorded at the fair value of the securities when the terms of the acquisition were agreed to and announced.

         During the three months ended March 31, 2000, we issued 46,452 shares of our common stock upon exercise of various stock options granted to our employees at the time of the Offering.

4. COMMITMENTS

         As of and subsequent to March 31, 2000, we entered into several letters of intent with various third parties to purchase 676 communications sites, reflecting an aggregate commitment to pay approximately $131.4 million, all of which are subject to consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom. In addition, we have completed acquisitions of 178 communications sites for an aggregate purchase price of $39.2 million subsequent to March 31, 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the consolidated financial condition and results of operations of Pinnacle should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations set forth in Pinnacle's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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


                                                                 PERIODS ENDED:
                                         ----------------------------------------------------------
                                                            DECEMBER 31,                   MARCH 31
                                         ----------------------------------------------    --------

                                            1995      1996     1997     1998      1999       2000      TOTAL
                                          -------  -------- -------- --------  --------    --------  -------
   Number of owned sites
      Acquired...........................      29       119      134      517       858        273     1,930
   Number of managed sites
      Acquired...........................       *         *        *        *       584        395       979
   Number of leased sites
      Acquired...........................       *         *        *        *       858          -       858
   Number of towers built................       4         4       22       47        23          3       103
                                          -------  -------- -------- --------  --------    -------  --------
   Number of sites acquired or
      built during the period............      33       123      156      564     2,323        671     3,870
                                          =======  ======== ======== ========  ========    =======  ========
   Number of acquisition transac-
      tions completed....................      13        49       72       82       130         65       411

--------------
* Does not include 34 communications sites currently managed or leased that were acquired between 1995 and 1998.

         Since March 31, 2000, we have closed 19 acquisitions with 178 additional communications sites and, as of May 5, 2000, have agreements or letters of intent to acquire 676 additional communications sites. In addition, we have identified numerous additional acquisition candidates. We expect that internal growth related to completed acquisitions and the business potential of pending acquisitions will have a material impact on our future revenues and EBITDA.

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

         We have generated net losses since inception and at March 31, 2000, had an accumulated deficit totaling approximately $136.4 million. Due to the nature of our business (the leasing of cash-generating assets) and our plans to continue to grow the business, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of March 31, 2000, our annualized run rate revenue was approximately $160 million.

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

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of convertible preferred stock and a $39.2 million Convertible Promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, the cost thereof to be reimbursed to us by PT III. During the quarterly period ended March 31, 2000, we purchased approximately $2.4 million of additional convertible preferred stock of PT III and approximately $9.5 of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, and to acquire certain assets used in communications site management and related activities. See Item 5, Other Information.


RESULTS OF OPERATIONS

         The following table sets forth, for the quarterly periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

                                                                MARCH 31,      MARCH 31,
                                                                  1999            2000
                                                                 -------          ------
Statement of Operations Data:
     Revenue                                                      100.0%          100.0%
     Direct operating expenses, excluding
        depreciation and amortization.....................         18.6            35.9
     Gross margin, excluding
        depreciation and amortization.....................         81.4            64.1
Other expenses:
     General and administrative...........................          7.0             4.8
     Corporate development................................         14.3             9.7
     State franchise, excise and minimum taxes............          1.7             0.9
     Depreciation and amortization........................         74.9            66.1
Loss from operations......................................       (16.4)          (17.4)
Interest expense..........................................         32.5            22.0
Amortization of original issue discount and debt issuance
     costs................................................         45.2            16.1
Loss before extraordinary items...........................         94.1          (55.5)


 THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

         Revenues increased by $27.9 million, or 232.5%, to $39.9 million for the three month period ended March 31, 2000 from $12.0 million for the three month period ended March 31, 1999. This additional revenue is mainly attributable to the acquisition and construction of 2,994 sites since January 1, 1999. They are as follows: 671 sites during the first quarter 2000; 2,198 sites during the last three quarters of 1999 which includes the Motorola Antenna Site Acquisition; and 125 sites during the first quarter of 1999. A portion of the revenue increase is related to same-site organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $12.1 million or 542.3% to $14.3 million for the three month period ended March 31, 2000 from $2.2 million for the three month period ended March 31, 1999. This increase is consistent with the acquisition and construction of the 2,994 sites discussed above. Direct operating expenses as a percentage of revenue increased to 35.9% for the three month period ended March 31, 2000 from 18.6% for the three month period ended March 31, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased for the three month period ended March 31, 2000 to $1.9 million from $0.8 million for the three month period ended March 31, 1999. The increases in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 4.8% of revenue for the three month period ended March 31, 2000 from 7.0% for the three month period ended March 31, 1999 reflecting the disproportionately higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased by $2.2 million or 126.2% to $3.9 million for the three month period ended March 31, 2000 from $1.7 million for the three month period ended March 31, 1999. Corporate development expenses decreased as a percentage of revenue to 9.7% for the three month period ended March 31, 2000 compared to 14.3% for the three month period ended March 31, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to direct operating expenses as a result of Pinnacle's acquisitions and construction of communications sites.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.4 million for the three month period ended March 31, 2000 from $0.2 for the three month period ended March 31, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased 125.0% to $8.8 million for the three month period ended March 31, 2000 from $3.9 million for the three month period ended March 31, 1999. The increase in interest expense was attributable to increased borrowing associated with our acquisitions and construction activity during the period since March 31, 1999, and that the weighted average balance of debt outstanding during the three month period ended March 31, 1999 (approximately $160 million) was much lower than that outstanding during the three month period ended March 31, 2000 (approximately $438 million) as a result of the use of proceeds from the Offering in February 1999 to pay down our debt outstanding under our Senior Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $188.6 million and $40.4 million as of March 31, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.2 to 1.0 at March 31, 2000 and 1.9 to 1.0 at December 31, 1999.

         Our Senior Credit Facility provides us with a $235 million revolving line of credit, with an uncommitted increase option which could increase the revolving line of credit to $435 million, a $125 million term loan and a $110 million term loan, for a total availability of up to $670 million, of which $520 million (including letters of credit) is currently committed. Under our revolving line of credit, we may make borrowings and repayments until June 30, 2006. Under one term loan, advances must be repaid in full by June 30, 2006. Under the other term loan, advances must be repaid in full by June 30, 2007. Once repaid, amounts under the term loans may not be reborrowed. Advances under the term loans may be used for refinancing certain existing indebtedness, acquisitions, working capital, and other general corporate purposes. Advances under our revolving line of credit are limited to acquisitions. Advances under our Senior Credit Facility have been used primarily to fund acquisitions, construction of new communications sites and improvements to existing communications sites.

         Beginning September 30, 2001, the availability under our revolving line of credit and one term loan starts reducing by specified amounts on a quarterly basis until June 30, 2006, when the availability under such credits will be reduced to zero. Beginning June 30, 2001, the availability under the other term loan starts reducing by specified amounts on a quarterly basis until June 30, 2007, when the term loan must be repaid in full. As of March 31, 2000 we had $195.4 million available under our Senior Credit Facility, after giving effect to approximately $34.0 million of outstanding letters of credit, which reduced availability under our Senior Credit Facility.

         We also use seller financing to fund certain of our communications site acquisitions. As of March 31, 2000, we had outstanding, in the aggregate amount, $35.8 million of seller notes bearing interest at rates ranging from 8.5% to 13.0% per annum.

         On February 19, 1999, we completed the Offering where we sold 20,000,000 shares of our common stock and on March 19, 1999, the over-allotment options were exercised and an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds of approximately $290 million before deducting the costs of the Offering. The proceeds were used to acquire communications sites.

         On July 27, 1999, we completed a secondary offering of common stock (the "July Offering") whereby we sold 8,650,000 shares of our common stock. The price per share was $25, resulting in net proceeds from the July Offering of approximately $206 million. Certain stockholders of Pinnacle also sold 2,350,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the July Offering were invested initially in short-term liquid securities and were used in conjunction with Pinnacle's availability of senior debt under our amended Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites.

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $106 million used through March 31, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         On March 22, 2000 we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year, with the first interest payment to be made September 15, 2000. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we must use reasonable best efforts to file a registration statement on or before June 20, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

         Capital investments, including acquisitions, for the three month period ended March 31, 2000 were $176.2 million, compared to $85.7 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We currently estimate that we will make additional capital investments in 2000 of at least $400 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

         We believe that the availability under our Senior Credit Facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties and to fund our current probable acquisitions. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of that then available under our Senior Credit Facility, we will be required to obtain additional financing. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current business strategy.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to certain market risks inherent in our financial instruments. These instruments arise from transactions entered into in the normal course of business and, in some cases, relate to our acquisitions of related businesses. We are subject to interest rate risk on our Senior Credit Facility and any future financing requirements. Our fixed rate debt consists primarily of outstanding balances on the Notes, the Convertible Notes, and notes payable to former tower owners and our variable rate debt relates to borrowings under our Senior Credit Facility. See "--Liquidity and Capital Resources."

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $290,886,800 under our Senior Credit Facility as of March 31, 2000:

                                                                             EXPECTED MATURITY DATE
                                                                             ----------------------
                                                    2000      2001         2002         2003         2004        THEREAFTER
                                                    ----    ---------    ---------   ----------   ----------    ------------
Liabilities
Long-term Debt
  Fixed Rate (7.97%).............................      --          --           --           --           --    $525,000,000
  Variable Rate (Weighted Average Interest             --   $19,186,680 $28,230,020  $33,656,024  $40,890,696  $168,903,379
    Rate of 9.04%)...............................

         Our primary market risk exposure relates to the following:

         o    the interest rate risk on long-term and short-term borrowings;

         o our ability to refinance the Notes and the Convertible Notes at maturity at market rates;

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

INFLATION

         Because of the relatively low levels of inflation experienced in 1999 and 2000, inflation did not have a significant effect on our results in such years.

PART II. OTHER INFORMATION

ITEM 1.       LEGAL PROCEEDINGS.

         We are from time to time involved in ordinary litigation incidental to the conduct of our business. We believe that none of our pending litigation will have a material adverse effect on our business, financial condition or results of operations.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS.

              On March 22, 2000, we completed a private placement of $200 million principal amount of 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by section 4(2) of the Securities Act. The 5.5% Notes are convertible into shares of Common stock at the option of the holder at a conversion price of $78.375 per share. The net proceeds to Pinnacle from such sale were approximately $193.5 million (after deduction of the initial purchaser's discount and estimated offering expenses). We used the net proceeds to repay outstanding debt under our Senior Credit Facility. Pursuant to a Registration Rights Agreement dated March 22, 2000, we must use reasonable best efforts to file a registration statement on or before June 20, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
              ---------------------------------------------------

         Not applicable.

ITEM 5.       OTHER INFORMATION.

         We are taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of or income from certain assets might negatively affect our qualification as a REIT, we previously transferred certain potentially non-REIT qualifying assets to PT III, a corporation in which Pinnacle owns substantially all of the equity interests in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock. Certain officers of Pinnacle own the remaining outstanding shares of voting common stock of PT III. During the first quarter ended March 31, 2000, Pinnacle purchased approximately $2.4 million of additional convertible preferred stock of PT III and approximately $9.5 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, certain of which may not be REIT qualifying assets or generate income from assets that are non-REIT qualifying, and to acquire certain assets used in communication tower consulting and management activities, which assets and the income generated thereby may not be REIT qualifying.

         PT III has guaranteed the Senior Credit Facility and has pledged all of its assets to secure such guarantee. The Board of Directors of Pinnacle, excluding the officers of Pinnacle owning PT III common stock, who abstained, approved the transactions with PT III and determined that such transactions were on terms no less favorable to Pinnacle than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with Pinnacle, and that such transactions were in the best interests of Pinnacle.

         As a result of the acts referenced in the preceding paragraph and prior transactions between PT III and a subsidiary of Pinnacle, a subsidiary of Pinnacle currently owns $ 48.7 of convertible promissory notes issued by PT III that accrues interest at the rate of 13%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand, and $12.2 million of PT III convertible preferred stock that accrues dividends at 18% per annum, payable quarterly. The terms of PT III's certificate of incorporation limit PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to its stockholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from its common stockholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with its affiliates or to sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock is also limited by such certificate of incorporation. Should all of the PT III convertible preferred stock and the convertible promissory notes be fully converted to common stock of PT III, a subsidiary of Pinnacle would own in excess of 99.9% of the outstanding common stock of PT III. We currently anticipate that the officers of Pinnacle who own PT III common stock will derive only such benefits as are consistent with, and not greater than, the very small interest in the overall equity of Pinnacle represented by their common stock and as such that such officers will not receive significant benefits from such stock ownership. PT III may issue limited amounts of nonvoting common stock in the future in order for it to independently qualify as a REIT.

         The foregoing is merely a summary description of PT III and the transactions between it and Pinnacle. The description does not purport to be a complete description of such matters and is subject to the provisions of, and is qualified in its entirety be reference to, the material agreements relating to those matters, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

         We continue to assess the risk to our status as a REIT that might result from us reacquiring the assets transferred to PT III. Depending upon the conclusions reached from such assessment, we may seek to reacquire such assets by purchase, merger or other means. It is possible that we may enter into additional transactions with PT III or other similar entities in certain circumstances to minimize the risk that we may no longer qualifying as a REIT. In addition, as additional acquisition opportunities become available to us in our existing line of business or in complimentary non-real estate based communication site or services activities, we may determine that it is in our best interests to acquire, operate or derive income from assets, businesses or entities that would cause us to no longer qualify as a REIT.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K.

         (a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

         (b) Reports on Form 8-K. Pinnacle filed a report on Form 8-K on January 4, 2000 regarding its acquisition of 201 communications sites on March 4, 1998 from Southern Communications Services, Inc. ("Southern Communications"), a subsidiary of Southern Company. We paid $83.5 million for these communications sites located in Georgia, Alabama, Mississippi and Florida.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             Pinnacle Holdings Inc.

Date  May 12, 2000                  By: /s/ Steven R. Day
                                      ------------------
                                         Steven R. Day
                                         Chief Financial Officer
                                         Vice President

                                     Duly Authorized Officer and
                                     Principal Financial Officer.

                                INDEX TO EXHIBITS



EXHIBIT NO.                                                DESCRIPTION
-----------                                                -----------
3.1                 Amended and Restated Certificate of Incorporation of the Registrant (1)
3.2                 Bylaws of the Registrant(1)
4.1                 Indenture dated as of March 22, 2000 among the Registrant and The Bank of New York, as
                    Trustee, including the form of 5.5% Note
4.2                 Form of 5.5% Note (included in Exhibit 4.1)
4.3                 Registration Rights Agreement dated as of March 22, 2000 by and among the Registrant and each of the Purchasers referred to therein
4.4                 Specimen Stock Certificate(2)
10.1                Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of January 13, 2000
10.2                Convertible Promissory Note of Pinnacle Towers III Inc., dated January 13, 2000
10.3                Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of January 27, 2000
10.4                Convertible Promissory Note of Pinnacle Towers III Inc., dated January 27, 2000
27.1                Financial Data Schedule

         (1) Previously filed on April 1, 1998 with the Registrant's Registration Statement on Form S-4 (SEC file no. 333-49147).
         (2) Previously filed on August 11, 1998 with Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC file no. 333-59297).