Form 10-Q
period 2000-06-30
PINNACLE HOLDINGS INC
filed 2000-08-14
CIK 1058986

                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000


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

                           TELEPHONE: (941) 364-8886




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]










At August 11, 2000, Registrant had outstanding 48,417,793 shares of $.001 par value Common Stock.

PART I.  FINANCIAL INFORMATION


                                                                                                              PAGE
                                                                                                              ----

Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000              1
         Unaudited Condensed Consolidated Statements of Operations for the six months ended
           June 30, 1999 and 2000                                                                               2
         Unaudited Condensed Consolidated Statements of Operations for the three months ended
           June 30, 1999 and 2000                                                                               3
         Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the
          six months ended June 30, 2000                                                                        4
         Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
           June 30, 1999 and 2000                                                                               5
         Notes to Unaudited Condensed Consolidated Financial Statements                                       6-9

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                            10-17

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     18

Item 2   Not Applicable

Item 3   Not Applicable

Item 4   Submission of Matters to a Vote of Security Holders                                                   18

Item 5   Other Information                                                                                  18-20

Item 6.  Exhibits and Reports on Form 8-K                                                                      20


SIGNATURES                                                                                                     21

EXHIBIT INDEX                                                                                                  22


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements:

                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                             December 31,            June 30,
                                                                 1999                  2000
                                                           ---------------       ---------------
                                                                                    (Unaudited)

                        Assets
Current assets:
Cash and cash equivalents                                  $    94,862,918       $   156,081,479
Accounts receivable, net                                        12,076,689            17,427,337
Prepaid expenses and other current assets                        5,235,972            12,407,798
                                                           ---------------       ---------------
    Total current assets                                       112,175,579           185,916,614
Fixed assets, net                                              955,689,136         1,223,865,176
Leasehold interests, net                                        74,037,558            64,184,887
Deferred debt issue costs, net                                  14,299,519            19,304,210
Other assets                                                     3,232,248             5,855,038
                                                           ---------------       ---------------
                                                           $ 1,159,434,040       $ 1,499,125,925
                                                           ===============       ===============
           Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                           $     7,297,498       $     7,245,863
Accrued expenses                                                53,853,059            42,944,489
Deferred revenue                                                 3,910,551             8,690,576
Current portion of long-term debt                                6,705,578             4,761,283
                                                           ---------------       ---------------
    Total current liabilities                                   71,766,686            63,642,211
Long-term debt                                                 712,659,042           819,308,375
Other liabilities                                                  510,090               678,356
                                                           ---------------       ---------------
                                                               784,935,818           883,628,942
Stockholders' equity:
  Common Stock , $.001 par value, 150,000,000 shares
  authorized; 41,094,471 and 48,349,465 shares issued
  and outstanding at December 31, 1999 and
  June 30, 2000, respectively                                       41,094                48,349
Additional paid-in capital                                     489,090,451           771,956,777
Foreign currency translation                                      (418,488)              100,379
Accumulated deficit                                           (114,214,835)         (156,608,522)
                                                           ---------------       ---------------
                                                               374,498,222           615,496,983
                                                           ---------------       ---------------
                                                           $ 1,159,434,040       $ 1,499,125,925
                                                           ===============       ===============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                          Six  Months  Ended June 30,
                                                                        -------------------------------
                                                                            1999               2000
                                                                        ------------       ------------
                                                                        (Unaudited)         (Unaudited)

Revenues                                                                $ 25,756,967       $ 84,282,587
Direct operating expenses, excluding depreciation and amortization         4,827,407         29,297,670
                                                                        ------------       ------------
   Gross margin, excluding depreciation and amortization                  20,929,560         54,984,917
                                                                        ------------       ------------
Other expenses:
  General and administrative                                               1,612,255          4,013,127
  Corporate development                                                    3,271,064          8,147,864
  State franchise, excise and minimum taxes                                  404,334            742,354
  Depreciation and amortization                                           19,648,671         54,915,030
                                                                        ------------       ------------
                                                                          24,936,324         67,818,375
                                                                        ------------       ------------
Loss from operations                                                      (4,006,764)       (12,833,458)
Interest expense                                                           8,240,059         16,310,677
Amortization of original issue discount and debt issuance costs           11,227,693         13,249,552
                                                                        ------------       ------------
Net loss                                                                ($23,474,516)      ($42,393,687)
                                                                        ============       ============
Payable-in-kind preferred dividends and accretion                          2,930,339                 --
                                                                        ------------       ------------
Net loss attributable to common shareholders                            ($26,404,855)      ($42,393,687)
                                                                        ============       ============
Basic and diluted loss per common share                                 $      (1.05)      $      (0.89)
                                                                        ============       ============
Weighted average number of common shares outstanding                      25,085,277         47,411,489
                                                                        ============       ============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Three  Months Ended June 30,
                                                                        -------------------------------
                                                                            1999              2000
                                                                        ------------       ------------
                                                                        (Unaudited)         (Unaudited)

Revenues                                                                $ 13,748,759       $ 44,359,176
Direct operating expenses, excluding depreciation and amortization         2,594,756         14,957,003
                                                                        ------------       ------------
   Gross margin, excluding depreciation and amortization                  11,154,003         29,402,173
                                                                        ------------       ------------
Other expenses:
  General and administrative                                                 768,791          2,106,522
  Corporate development                                                    1,559,781          4,276,878
  State franchise, excise and minimum taxes                                  203,359            376,114
  Depreciation and amortization                                           10,654,460         28,519,433
                                                                        ------------       ------------
                                                                          13,186,391         35,278,947
                                                                        ------------       ------------
Loss from operations                                                      (2,032,388)        (5,876,774)
Interest expense                                                           4,339,867          7,534,684
Amortization of original issue discount and debt issuance costs            5,799,189          6,823,822
                                                                        ------------       ------------
Net loss                                                                ($12,171,444)      ($20,235,280)
                                                                        ============       ============
Basic and diluted loss per common share                                 $      (0.38)      $      (0.42)
                                                                        ============       ============
Weighted average number of common shares outstanding                      32,025,951         48,344,951
                                                                        ============       ============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                             COMPREHENSIVE         COMMON STOCK        ADDITIONAL
                                                INCOME       ---------------------      PAID-IN      ACCUMULATED
                                                (LOSS)         SHARES      AMOUNT       CAPITAL        DEFICIT          EQUITY
                                             ------------    ----------   --------   ------------   -------------    -------------
Balance at December 31, 1999                                 41,094,471   $ 41,094   $489,090,451   ($114,633,323)   $ 374,498,222

Unaudited:

Issuance of common stock,
   net of issuance costs                                      7,254,994      7,255    282,866,326                      282,873,581
Foreign currency translation gain (loss)     $    518,867                                                 518,867          518,867

Net loss                                      (42,393,687)                                            (42,393,687)     (42,393,687)
                                             ------------    ----------   --------   ------------   -------------    -------------

Balance at June 30, 2000                     ($41,874,820)   48,349,465   $ 48,349   $771,956,777   ($156,508,143)   $ 615,496,983
                                             ============    ==========   ========   ============   =============    =============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                             ---------------------------------
                                                                                  1999               2000
                                                                             -------------       -------------
                                                                              (UNAUDITED)         (UNAUDITED)

Cash flows from operating activities:
 Net loss                                                                    ($ 23,474,516)      ($ 42,393,687)
                                                                             -------------       -------------
    Adjustments to reconcile net loss to net cash provided
      by operating activities:
        Depreciation and amortization                                           19,648,671          54,915,030
        Amortization of original issue discount and debt issuance costs         11,227,693          13,249,552
        Provision for doubtful accounts                                                 --             373,091
        (Increase) decrease in:
          Accounts receivable, gross                                            (1,744,104)         (5,223,406)
          Prepaid expenses and other current assets                                  8,146          (7,171,826)
          Other assets                                                             228,208          (2,622,790)
        Increase (decrease) in:
          Accounts payable                                                       3,462,843             (51,635)
          Accrued expenses                                                       8,155,161         (10,908,561)
          Deferred revenue                                                       1,594,592           4,780,025
          Other liabilities                                                        142,846             168,266
                                                                             -------------       -------------
              Total adjustments                                                 42,724,056          47,507,746
                                                                             -------------       -------------
Net cash provided by operating activities                                       19,249,540           5,114,059
                                                                             -------------       -------------
Cash flows from investing activities:
        Payments made in connection with acquisitions:
           Fixed assets                                                       (140,382,672)       (277,848,111)
           Leasehold interests                                                          --          (4,184,483)
           Net current liabilities acquired                                             --             176,573
         Capital expenditures:
           Fixed assets                                                        (24,054,145)        (22,351,092)
                                                                             -------------       -------------
Net cash used in investing activities                                         (164,436,817)       (304,207,113)
                                                                             -------------       -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                                  304,850,661         277,567,298
         Repayment of long-term debt                                          (317,696,803)       (200,180,987)
         Proceeds from issuance of common stock, net                           286,786,317         282,873,581
         Liquidation of PIK preferred stock and warrants                       (93,741,617)                 --
         Distribution of contributed capital and payment of
          accretion on various classes of common stock                         (43,747,734)                 --
                                                                             -------------       -------------
Net cash provided by financing activities                                      136,450,824         360,259,892
                                                                             -------------       -------------
Effect of exchange rate changes on cash                                                 --              51,723
                                                                             -------------       -------------
Net increase (decrease) in cash and cash equivalents                            (8,736,453)         61,218,561
Cash and cash equivalents, beginning of period                                  13,801,190          94,862,918
                                                                             -------------       -------------
Cash and cash equivalents, end of period                                     $   5,064,737       $ 156,081,479
                                                                             =============       =============
Supplemental disclosure of cash flows:
        Cash paid for interest                                               $   9,540,955       $  17,656,818
                                                                             =============       =============
Non-Cash Transactions:
        Seller debt issued in connection with acquisitions                   $   4,890,250       $   8,989,000
        Payable-in-kind preferred dividends and accretion                    $   2,930,338       $          --



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

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of June 30, 2000 and for the six month and three month periods ended June 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with Pinnacle's financial statements and notes thereto for the year ended December 31, 1999.

2.       ACQUISITIONS

         We actively acquire communications sites and related real estate assets.

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

         Included in the total purchase price recorded on a preliminary basis for the Motorola acquisition were accrued costs related to completion of the transaction of approximately $31.5 million. These accrued deal costs were comprised primarily of employee severance and relocation costs ($1.7 million), contract and title work related to communications sites, due diligence and closing costs ($29.8 million). As of June 30, 2000, approximately $22.2 million of these accrued costs had been paid by us.

         There is a working capital true up component of the Motorola acquisition, the deadline for settlement on which has been mutually extended by Motorola and Pinnacle. In addition, Motorola performed certain services on our behalf under a Transition Services Agreement (receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to the closing) and, accordingly, there is an amount of cash settlement to be finalized relative to this activity as well. We intend to complete both settlements by the one year anniversary of the acquisition and both settlements are expected to result in payments by Motorola to us.

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

         During the six months ended June 30, 2000, we completed 122 acquisitions of 1,084 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $291 million consisting of $282 million in cash and $9 million of notes payable to the former communications site owners.

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

                                                                 Pro Forma
                                                       ------------------------
                                                             (in thousands)
                                                         June 30,     June 30,
                                                           1999        2000
                                                       -----------  -----------
                                                       (unaudited)  (unaudited)


Revenues                                                $ 84,082     $ 89,205
Gross margin, excluding depreciation and amortization     54,006       59,006
Net loss                                                 (67,468)     (49,756)
Net loss attributable to common stockholders             (70,398)     (49 756)
Basic and diluted loss per common share                    (2.81)       (1.05)


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

         As of September 17, 1999, we again amended our Senior Credit Facility to provide $670 million of financing, of which $520 million was committed and $377 million was utilized at June 30, 2000.

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

         On March 22, 2000, we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year, with the first interest payment to be made September 15, 2000. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

4.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

         Initial Public Offering
         -----------------------

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

         Secondary Offerings
         -------------------

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $178 million used through June 30, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuances of Stock
         ------------------------

         In conjunction with the Motorola Antenna Site Acquisition, we issued 418,520 shares of common stock to Motorola as part of the consideration given for the acquisition. These shares were recorded at the fair value of the securities when the terms of the acquisition were agreed to and announced.

         During the six months ended June 30, 2000, we issued 54,994 shares of our common stock upon exercise of various stock options granted to our employees.

5.       COMMITMENTS

      Since June 30, 2000, we have completed 16 acquisitions with 17 communications sites for an aggregate purchase price of $62.4 million, including 2 carrier neutral colocation facility located in St. Louis for $56.9 million. In addition, as of and subsequent to June 30, 2000, we entered into several agreements or letters of intent with various third parties to purchase 852 communications sites, reflecting an aggregate commitment to pay approximately $260.1 million including 1 carrier neutral colocation facility located in Dallas for $152.5 million plus the capital expenditure required to construct the planned facility of approximately $30 million, all of which are subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom.

6.       SUBSEQUENT EVENTS

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. However, PT III will not elect to be taxed as a REIT for the short period year of 1999. PT III does anticipate making a REIT election for the 2000 calendar year, but there can be no assurance that PT III will satisfy all of the requirements for qualification as a REIT beyond those which were addressed by the private letter ruling. In this regard, shortly before receiving the private letter ruling, PT III discovered that it had been recognizing non-REIT qualifying income at an annualized rate which, if allowed to continue, would result in PT III failing one of the REIT income tests for 2000. PT III is studying steps that it may be able to take for the remainder of the 2000 calendar year in order to satisfy that income test for the 2000 calendar year, which may include the transfer of certain assets to a non-controlled subsidiary of PT III in which PT III will own notes and preferred and common stock constituting a substantial portion of the overall investment therein, but in which certain executive officers of PT III will own in excess of 90% of the voting stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the consolidated financial condition and results of operations of Pinnacle should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations set forth in Pinnacle's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the risk factors section of our Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on August 7th, 2000.

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

         Since our formation in May 1995, we have focused on creating a portfolio of wireless communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa. We acquired two Carrier Hotels in Texas during the second quarter for a total purchase price of $2.9 million.

      As of June 30, 2000, we had acquired 2 carrier neutral colocation facilities located in Texas for an aggregate purchase price of $2.9 million. Colocation facilities are buildings that provide telecommunications service providers, such as incumbent local exchange carriers ("ILECs"), competitive local exchange carriers ("CLECs"), fiber optic network carriers, Internet backbone providers, application service providers ("ASPs"), and Internet data centers ("IDCs"), square footage space to house their equipment (i.e. switches, servers, routers) and access to an interexchange carrier (typically known as long distance carriers). Independently owned carrier neutral colocation facilities provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to just their own network.

      Generally, the building owner is required to maintain the physical building and each tenant is required to maintain its own equipment. The buildings include climate control, electrical power, access risers and sufficient reinforcement to support the weight of tenants' equipment, and are generally located adjacent to wireline or wireless communications networks.

      We believe carrier neutral colocation facilities are characterized by:

      - high growth driven by continuing demand for voice, data and Internet services:

      -     stable and recurring cash flow from a diversified customer base;

      - substantial barriers to entry for individual facilities which already house important anchor tenants; and,

      - potential for improved margins as tenants are added to facilities without a proportional increase in operating expense.

      Subsequent to June 30, 2000, we acquired 2 more carrier neutral colocation facilities in St. Louis for an aggregate purchase price of $56.9 million. We also announced our intent, subject to various conditions to a closing, to acquire 1 carrier neutral colocation facility and 1 planned carrier neutral colocation facility in Dallas for an aggregate purchase price of $152.5 million, plus the capital expenditure required to construct the planned facility of approximately $30 million. Among the factors affecting the degree and pace of our efforts in the carrier neutral colocation facilities business are the availability of financing from our lenders and other sources of public or private debt and equity. We continue to evaluate our plans relative to this type of operating asset.

         The table below outlines the number of acquisitions we have completed and the corresponding wireless communication sites and carrier neutral colocation facilities as of June 30, 2000:


                                                                                  PERIOD ENDING:
                                                        ----------------------------------------------------------------
                                                                      DECEMBER 31,                         JUNE 30,
                                                        -----------------------------------------      ----------------
                                                        1995     1996     1997     1998     1999       2000       Total
                                                        ----     ----     ----     ----     ----       ----       -----

Number of wireless owned sites acquired                  29      119      134      517        858        688      2,345
Number of wireless managed sites acquired                 *        *        *        *        584        396        980
Number of wireless leased sites acquired                  *        *        *        *        858         --        858
Number of towers built                                    4        4       22       47         23          5        105
                                                         --      ---      ---      ---      -----      -----      -----
Number of sites acquired or built during the period      33      123      156      564      2,323      1,089      4,288

Number of carrier neutral colocation facilities
  acquired                                                                                                 2          2

Number of acquisition transactions completed             13       49       72       82        130        122        468


* Does not include 34 communications sites currently managed or leased that were acquired between 1995 and 1998.

         Since June 30, 2000, we have closed 16 acquisitions with 17 additional communications sites for $62.4 million, including 2 carrier neutral colocation facilities located in St. Louis for $56.9 million, and as of August 2, 2000, have agreements or letters of intent to acquire 852 additional communications sites for $260.1 million, including 1 carrier neutral colocation facility and 1 planned carrier neutral colocation facility in Dallas for $152.5 million, plus the capital expenditure required to construct the planned facility of approximately $30 million. In addition, we have identified numerous additional acquisition candidates. We expect that internal growth related to completed acquisitions and the business potential of pending acquisitions will have a material impact on our future revenues and EBITDA.

         We believe that significant opportunities for growth exist by maximizing the use of our existing and future communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites. We believe that "same site" organic revenue growth on owned communications sites is a meaningful indicator of the quality of these sites and our ability to generate incremental revenue on such sites. It is measured by comparing the run rate revenue of our owned communications sites at the end of a period to the run rate revenue for the same owned communications sites at the end of the prior period. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers. Taking into consideration new leases written as of December 31, 1999, we experienced "same site" revenue growth of approximately 19.0% for the year ended December 31, 1999 on the base of communications sites we owned as of December 31, 1998.

         Nextel recently received a ruling from the Federal Communications Commission ("FCC") allowing Nextel to accelerate the deconstruction of its analog network. This resulted in more churn from their planned deconstruction occurring during our second quarter 2000 than was originally anticipated. This excess churn will have a continuing impact on our expected results until such time as the churn was originally anticipated to occur. We are currently negotiating with Nextel to limit our loss of revenue on any further deconstruction of their analog network. In addition, Nextel has indicated to us that they have completed their major push to deconstruct analog sites more rapidly than was originally contemplated, and that the deconstruction of further analog sites now will be undertaken by them at a much slower rate than was originally contemplated.

         We have generated net losses since inception and at June 30, 2000, had an accumulated deficit totaling approximately $156.6 million. Due to our plans to continue to grow the business predominantly through acquisitions, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of June 30, 2000, our annualized run rate revenue was approximately $166 million.

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


RESULTS OF OPERATIONS

         The following table sets forth, for the six month periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.


                                                    FOR THE SIX MONTHS ENDED   FOR THE THREE MONTHS ENDED
                                                    ------------------------   --------------------------
                                                     JUNE 30,     JUNE 30,       JUNE 30,     JUNE 30,
                                                       1999         2000           1999         2000
                                                      -----        -----          -----        -----
Statement of Operations Data:

     Revenue                                          100.0%       100.0%         100.0%       100.0%
     Direct operating expenses, excluding
        depreciation and amortization                  18.7         34.8           18.9         33.7
                                                      -----        -----          -----        -----
     Gross margin, excluding
        depreciation and amortization                  81.3         65.2           81.1         66.3
Other expenses:
     General and administrative                         6.3          4.8            5.6          4.7
     Corporate development                             12.7          9.7           11.3          9.6
     State franchise, excise and minimum taxes          1.6          0.9            1.5          0.8
     Depreciation and amortization                     76.3         65.2           77.5         64.3
                                                      -----        -----          -----        -----
Loss from operations                                  (15.6)       (15.2)         (14.8)       (13.2)
Interest expense                                       32.0         19.4           31.6         17.0
Amortization of original issue discount and            43.6         15.7           42.2         15.4
debt issuance costs                                   -----        -----          -----        -----
Net loss                                              (91.1)       (50.3)         (88.5)       (45.6)
                                                      =====        =====          =====        =====


SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

         Revenues increased by $58.5 million, or 227.2%, to $84.3 million for the six-month period ended June 30, 2000 from $25.8 million for the six-month period ended June 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 3,205 wireless communication sites since June 30, 1999 - 2,116 sites during the second half of 1999, which included 1,858 sites from the Motorola Antenna Site Acquisition, and 1,089 sites during the first half of 2000. A portion of the revenue increase is related to same-site organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $24.5 million or 506.9% to $29.3 million for the six-month period ended June 30, 2000 from $4.8 million for the six-month period ended June 30, 1999. This increase is consistent with the acquisition and construction of the 3,205 sites discussed above. Direct operating expenses as a percentage of revenue increased to 34.8% for the six-month period ended June 30, 2000 from 18.7% for the six-month period ended June 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 148.9% for the six-month period ended June 30, 2000 to $4.0 million from $1.6 million for the six month period ended June 30, 1999. The increases in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 4.8% of revenue for the six month period ended June 30, 2000 from 6.3% for the six month period ended June 30, 1999 reflecting the disproportionately higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased by $4.9 million or 149.1% to $8.1 million for the six month period ended June 30, 2000 from $3.3 million for the six month period ended June 30, 1999. Corporate development expenses decreased as a percentage of revenue to 9.7% for the six month period ended June 30, 2000 compared to 12.7% for the six month period ended June 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to corporate development expenses as a result of Pinnacle's acquisitions and construction of communications sites.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.7 million for the six month period ended June 30, 2000 from $0.4 for the six month period ended June 30, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased $8.1 million, or 97.9%, to $16.3 million for the six month period ended June 30, 2000 from $8.2 million for the six month period ended June 30, 1999. The increase in interest expense was attributable to increased senior borrowings outstanding associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the six months ended June 30, 2000, plus the interest on our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $223 million to $374 million for the six months ended June 30, 2000 from $151 million for the six months ended June 30, 1999.

         Amortization of original issue discount and debt issuance cost increased 2.0 million, or 18%, to $13.2 million for the six month period ended June 30, 2000 from $11.2 million for the six month period ended June 30, 1999. The increase resulted from increased amortization of original issue discount of $1.2 million because of the semi-annual compounding of the amortization under the indenture agreement, and increased amortization of debt issuance costs of $0.8 million, $0.6 million attributable to the issuance costs for the September 17, 1999 amendment to our senior credit facility and $0.2 million attributable to the issuance costs for our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000.

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         Revenues increased by $30.6 million, or 222.6%, to $44.4 million for the three-month period ended June 30, 2000 from $13.7 million for the three-month period ended June 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 3,205 wireless communication sites since June 30, 1999 - 2,116 sites during the second half of 1999, which included 1,858 sites from the Motorola Antenna Site Acquisition, and 1,089 sites during the first half of 2000. A portion of the revenue increase is related to same-site organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $12.4 million or 476.4% to $15.0 million for the three-month period ended June 30, 2000 from $2.6 million for the three-month period ended June 30, 1999. This increase is consistent with the acquisition and construction of the 3,205 sites discussed above. Direct operating expenses as a percentage of revenue increased to 33.7% for the three-month period ended June 30, 2000 from 18.9% for the three-month period ended June 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 174% for the three-month period ended June 30, 2000 to $2.1 million from $0.8 million for the three month period ended June 30, 1999. The increases in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 4.7% of revenue for the three month period ended June 30, 2000 from 5.6% for the three month period ended June 30, 1999 reflecting the disproportionately higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased by $2.7 million or 174.2% to $4.3 million for the three month period ended June 30, 2000 from $1.6 million for the three month period ended June 30, 1999. Corporate development expenses decreased as a percentage of revenue to 9.6% for the three month period ended June 30, 2000 compared to 11.3% for the three month period ended June 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to corporate development expenses as a result of Pinnacle's acquisitions and construction of communications sites.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.4 million for the three month period ended June 30, 2000 from $0.2 for the three month period ended June 30, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased $3.2 million, or 73.6%, to $7.5 million for the three month period ended June 30, 2000 from $4.3 million for the three month period ended June 30, 1999. The increase in interest expense was attributable to the increase in senior borrowings outstanding under our senior credit facility associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the three months ended June 30, 2000, plus the interest on our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $146 million to $310 million for the three months ended June 30, 2000 from $164 million for the three months ended June 30, 1999.

         Amortization of original issue discount and debt issuance cost increased $1.0 million, or 17.6%, to $6.8 million for the three month period ended June 30, 2000 from $5.8 million for the three month period ended June 30, 1999. The increase resulted from increased amortization of original issue discount of $0.5 million because of the semi-annual compounding of the amortization under the indenture agreement, and increased amortization of debt issuance costs of $0.5 million, $0.3 million attributable to the issuance costs for the September 17, 1999 amendment to our senior credit facility and $0.2 million attributable to the issuance costs for our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $122.3 million and $40.4 million as of June 30, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.3 to 1.0 at June 30, 2000 and
1.9 to 1.0 at December 31, 1999.

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

         Beginning September 30, 2001, the availability under our revolving line of credit and one term loan starts reducing by specified amounts on a quarterly basis until June 30, 2006, when the availability under such credits will be reduced to zero. Beginning June 30, 2001, the availability under the other term loan starts reducing by specified amounts on a quarterly basis until June 30, 2007, when the term loan must be repaid in full. As of June 30, 2000 we had $142.9 million available under our Senior Credit Facility, after giving effect to approximately $35.7 million of outstanding letters of credit, which reduced availability under our Senior Credit Facility.

         We also use seller financing to fund certain of our communications site acquisitions. As of June 30, 2000, we had outstanding, in the aggregate amount, $32.2 million of seller notes bearing interest at rates ranging from 8.5% to 13.0% per annum.

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $178 million used through June 30, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         On March 22, 2000 we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year, with the first interest payment to be made September 15, 2000. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

         Capital investments, including acquisitions, for the six month period ended June 30, 2000 were $304.2 million, compared to $164.4 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We currently estimate that we will make additional capital investments in 2000 of at least $235 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

      We believe that the availability under our Senior Credit Facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. Among the factors affecting our ability to complete all probable acquisitions are the availability of financing from our lenders and other sources of public or private debt and equity. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of that then available under our Senior Credit Facility, we will be required to obtain additional financing. There can be no assurance that such financing will be commercially available or be permitted by the terms of Pinnacle's existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current business strategy.

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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $341,365,370 under our Senior Credit Facility as of June 30, 2000:


                                                                         EXPECTED MATURITY DATE
                                                                         ----------------------
                                             2000      2001           2002           2003           2004         THEREAFTER
                                             ----   -----------    -----------    -----------    -----------    ------------

Liabilities
Long-term Debt
  Fixed Rate (7.97%)                          --             --             --             --             --    $525,000,000
  Variable Rate (Weighted Average Interest    --    $24,236,537    $35,804,806    $42,745,767    $52,000,381    $186,577,879
    Rate of 9.53%)


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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Pinnacle is from time to time involved in ordinary litigation incidental to the conduct of its business. Pinnacle believes that none of its pending litigation will have a material adverse effect on Pinnacle's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders, held on May 2, 2000, the following proposals were voted upon by the stockholders as indicated below:

1.       To elect the board of directors.

                                                   Number of Shares
                                                  For           Withheld
                                              ----------        -------

         Robert Wolsey                        42,628,201        769,047
         Steven Day                           42,628,201        769,047
         Andrew Banks                         42,628,201        769,047
         G. Peter O'Brien                     42,628,201        769,047
         J. Clare Smith                       42,628,201        769,047
         Royce Yudkoff                        42,628,201        769,047

2. To approve an amendment to Pinnacle's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 shares to 150,000,000 shares.

                 For                 Against             Abstain
                 ---                 -------             -------

              41,137,253            1,239,654           1,020,341

3. To approve an amendment to the Pinnacle Holdings Inc. Stock Incentive Plan to increase the shares reserved for issuance under the plan from 3,000,000 shares to 5,000,000 shares.

                 For                 Against             Abstain
                 ---                 -------             -------

              28,466,923            13,885,295          1,045,030


ITEM 5.  OTHER INFORMATION.

         Informal Inquiry by the Securities Exchange Commission
         ------------------------------------------------------

         As previously disclosed by Pinnacle in a prospectus filed with the Securities and Exchange Commission on August 7, 2000 and a press release of the same date, the Staff of the Securities and Exchange Commission recently requested information from Pinnacle and its independent accountants as part of a nonpublic informal inquiry. Pinnacle is fully cooperating (and intends to continue to cooperate) with the Staff.

         Through communications with the Staff, Pinnacle believes the inquiry has come to primarily focus on the independence of its independent accountants in light of the scope of non-audit services provided by them to Pinnacle. However, as the Staff initially focused its inquiry on certain accounting issues associated with Pinnacle's acquisition of Motorola, Inc.'s North American antenna site business, Pinnacle cannot be certain that the Staff's focus will remain on the independence of its independent accountants and not later refocus on accounting treatment issues.

         Pinnacle's independent accountants have given their consent to Pinnacle's use of Pinnacle's financial statements the independent accountants have audited in connection with the aforementioned prospectus filed with the SEC on August 7, 2000. In addition, another accounting firm that audited certain historical financial statements of the North American Antenna Site Business of Motorola, Inc. that Pinnacle acquired as a part of the Motorola transaction has given its consent to their use in connection with such prospectus. Pinnacle's independent accountants have also represented to Pinnacle in connection with such prospectus that they are in fact independent and that they conducted their audit consistent with their professional obligations. The Staff, however, might not concur with that view. If the Commission determines that Pinnacle's independent accountants were not independent, Pinnacle might be required to engage a different independent accountant prospectively, and it might be required to seek a re-audit of its previous years' financial statements. Pinnacle cannot predict the outcome of the Staff's inquiry and what effect, if any, it might have on it.

         Pinnacle Towers III Inc.
         ------------------------

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

(b) Reports on Form 8-K. Pinnacle filed no reports on form 8-K during the three month period ended June 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Pinnacle Holdings Inc.

Date:  August 14, 2000                        By: /s/ Jeffrey J. Card
                                                 -----------------------------
                                                      Jeffrey J. Card
                                                      Chief Financial Officer
                                                      Vice President

                                              Duly Authorized Officer and
                                              Principal Financial Officer.

                                 EXHIBIT INDEX



Designation          Description
-----------          -----------

   27.1         Financial Data Schedule