Form 10-Q
period 2000-09-30
PINNACLE HOLDINGS INC
filed 2000-11-14
CIK 1058986

===============================================================================




                                   FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.


               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000


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

                           TELEPHONE: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]
















At November 10, 2000, Registrant had outstanding 48,430,593 shares of $.001 par value Common Stock.

PART I. FINANCIAL INFORMATION


                                                                                           PAGE
                                                                                           ----

Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of
              December 31, 1999 and September 30, 2000                                        1
              Unaudited Condensed Consolidated Statements of Operations for the
                 nine months ended September 30, 1999 and 2000                                2
              Unaudited Condensed Consolidated Statements of Operations for
                 the three months ended September 30, 1999 and 2000                           3
              Unaudited Condensed Consolidated Statement of Changes in
                Stockholders' Equity for the nine months ended
                September 30, 2000                                                            4
              Unaudited Condensed Consolidated Statements of Cash Flows
                for the nine months ended September 30, 1999 and 2000                         5
              Notes to Unaudited Condensed Consolidated Financial Statements               6-10

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                     11-21


PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                              22

Item 2        Not Applicable

Item 3        Not Applicable

Item 4        Submission of Matters to a Vote of Security Holders                            22

Item 5        Other Information                                                           22-24

Item 6.       Exhibits and Reports on Form 8-K                                               24


SIGNATURES                                                                                   25

EXHIBIT INDEX                                                                                26

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:


                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           December 31,           September 30,
                                                               1999                    2000
                                                         ---------------         ---------------
                                                                                   (Unaudited)

Assets
Current assets:
Cash and cash equivalents                                $    94,862,918         $    70,170,748
Accounts receivable, net                                      12,076,689              20,182,157
Prepaid expenses and other current assets                      5,235,972              10,142,351
                                                         ---------------         ---------------
   Total current assets                                      112,175,579             100,495,256

Fixed assets, net                                            955,689,136           1,298,139,083
Leasehold interests, net                                      74,037,558              72,313,300
Deferred debt issue costs, net                                14,299,519              18,732,165
Other assets                                                   3,232,248               6,499,447
                                                         ---------------         ---------------
                                                         $ 1,159,434,040         $ 1,496,179,251
                                                         ===============         ===============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                         $     7,297,498         $     9,705,252
Accrued expenses                                              53,853,059              28,664,716
Deferred revenue                                               3,910,551               7,249,279
Current portion of long-term debt                              6,705,578               9,678,738
                                                         ---------------         ---------------
   Total current liabilities                                  71,766,686              55,297,985

Long-term debt                                               712,659,042             861,616,231
Other liabilities                                                510,090                 876,090
                                                         ---------------         ---------------
                                                             784,935,818             917,790,306

Minority interest in subsidiary                                       --                 439,703

Commitments and contingencies                                         --                      --

Stockholders' equity:
  Common Stock , $.001 par value,
     150,000,000 shares authorized; 41,094,471
     and 48,430,593 shares issued and outstanding
     at December 31, 1999 and September 30, 2000,
     respectively                                                 41,094                  48,431
  Additional paid-in capital                                 489,090,451             773,244,966
  Foreign currency translation                                  (418,488)                228,977
  Accumulated deficit                                       (114,214,835)           (195,573,132)
                                                         ---------------         ---------------
                                                             374,498,222             577,949,242
                                                         ---------------         ---------------
                                                         $ 1,159,434,040         $ 1,496,179,251
                                                         ===============         ===============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            Nine Months Ended September 30,
                                                                              1999                   2000
                                                                          -------------         -------------
                                                                           (Unaudited)           (Unaudited)

Revenues                                                                  $  48,816,143         $ 129,595,725
Direct operating expenses, excluding depreciation and amortization           11,691,067            46,255,673
                                                                          -------------         -------------
   Gross margin, excluding depreciation and amortization                     37,125,076            83,340,052
                                                                          -------------         -------------
Other expenses:
  General and administrative                                                  2,822,760             8,043,809
  Corporate development                                                       5,731,059            21,767,449
  State franchise, excise and minimum taxes                                     699,836               843,298
  Depreciation and amortization                                              35,118,413            86,790,825
                                                                          -------------         -------------
                                                                             44,372,068           117,445,381
                                                                          -------------         -------------
Loss from operations                                                         (7,246,992)          (34,105,329)
Interest expense                                                             14,439,470            27,102,582
Amortization of original issue discount and debt issuance costs              17,334,738            20,210,683
Minority interest in subsidiary                                                       0               (60,297)
                                                                          -------------         -------------
Net loss                                                                  $(39,021,200)         $ (81,358,297)
                                                                          =============         =============
Payable-in-kind preferred dividends and accretion                             2,930,338                    --
                                                                          -------------         -------------
Net loss attributable to common shareholders                              $(41,951,538)         $ (81,358,297)
                                                                          =============         =============
Basic and diluted loss per common share                                   $       (1.41)        $       (1.70)
                                                                          =============         =============
Weighted average number of common shares outstanding                         29,721,466            47,746,133
                                                                          =============         =============


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                           Three Months Ended September 30,
                                                                              1999                   2000
                                                                          -------------         -------------
                                                                           (Unaudited)           (Unaudited)

Revenues                                                                  $  23,059,176         $  45,313,138
Direct operating expenses, excluding depreciation and amortization            6,863,660            16,958,003
                                                                          -------------         -------------
   Gross margin, excluding depreciation and amortization                     16,195,516            28,355,135
Other expenses:
  General and administrative                                                  1,210,505             4,030,682
  Corporate development                                                       2,459,995            13,619,585
  State franchise, excise and minimum taxes                                     295,502               100,944
  Depreciation and amortization                                              15,469,742            31,875,795
                                                                          -------------         -------------
                                                                             19,435,744            49,627,006
                                                                          -------------         -------------
Loss from operations                                                         (3,240,228)          (21,271,871)

Interest expense                                                              6,199,411            10,791,905
Amortization of original issue discount and debt issuance costs               6,107,045             6,961,131
Minority interest in subsidiary                                                       0               (60,297)
                                                                          -------------         -------------

Net loss                                                                  $ (15,546,684)        $ (38,964,610)
                                                                          =============         =============
Basic and diluted loss per common share                                   $       (0.40)        $       (0.80)
                                                                          =============         =============
Weighted average number of common shares outstanding                         38,842,567            48,408,148
                                                                          =============         =============



The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                    COMPREHENSIVE         COMMON STOCK        ADDITIONAL
                                       INCOME        ---------------------      PAID-IN        ACCUMULATED
                                       (LOSS)          SHARES       AMOUNT      CAPITAL          DEFICIT           EQUITY
                                    ------------     ----------    -------    ------------    -------------     -------------

Balance at December 31, 1999 ...                     41,094,471    $41,094    $489,090,451    $(114,633,323)    $ 374,498,222

Unaudited:

Issuance of common stock, net of
    issuance costs .............                      7,336,122      7,337     284,154,515                        284,161,852

Foreign currency translation
    gain (loss) ................    $    647,465                                                    647,465           647,465

Net loss .......................     (81,358,297)                                               (81,358,297)      (81,358,297)
                                    ------------     ----------    -------    ------------    -------------     -------------

Balance at September 30, 2000 ..    $(80,710,832)    48,430,593    $48,431    $773,244,966    $(195,344,155)    $ 577,949,242
                                    ============     ==========    =======    ============    =============     =============




The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                            Nine Months Ended September 30,
                                                                              1999                   2000
                                                                          -------------         -------------
                                                                           (Unaudited)           (Unaudited)

Cash flows from operating activities:
 Net loss                                                                 $ (39,021,200)        $ (81,358,297)
                                                                          -------------         -------------
    Adjustments to reconcile net loss to net cash provided by operating activities:
        Depreciation and amortization                                        35,118,413            86,790,825
        Amortization of original issue discount and debt issuance costs      17,334,738            20,210,682
        Provision for doubtful accounts                                         568,000               432,272
        Impairment of capitalized acquisition and construction costs                 --             8,684,012
        Minority share of net loss of subsidiary                                     --               (60,297)
      (Increase) decrease in:
          Accounts receivable, gross                                         (3,077,230)           (7,961,227)
          Prepaid expenses and other current assets                            (758,769)           (5,934,690)
          Other assets                                                       (1,096,531)           (3,267,198)
        Increase (decrease) in:
          Accounts payable                                                     (430,522)            2,407,754
          Accrued expenses                                                    4,041,112           (24,160,032)
          Deferred revenue                                                      296,130             3,338,728
          Other liabilities                                                     233,993               366,000
                                                                          -------------         -------------
              Total adjustments                                              52,229,334            80,846,829
                                                                          -------------         -------------
Net cash provided by and used in operating activities                        13,208,134              (511,468)
                                                                          -------------         -------------

Cash flows from investing activities:
         Payments made in connection with acquisitions:
           Fixed assets                                                    (400,214,749)         (382,671,454)
           Leasehold interests                                              (83,387,340)          (20,106,537)
           Net current liabilities acquired                                  36,135,378               176,573
         Capital expenditures:
           Fixed assets                                                     (29,540,167)          (23,871,994)
                                                                          -------------         -------------
Net cash used in investing activities                                      (477,006,878)         (426,473,412)
                                                                          -------------         -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                               556,080,721           319,501,206
         Repayment of long-term debt                                       (317,963,299)         (202,037,597)
         Proceeds from issuance of common stock, net                        501,237,846           284,161,853
         Liquidation of PIK preferred stock and warrants                    (93,741,617)                   --
         Distribution of contributed capital and payment of
          accretion on various classes of common stock                      (43,747,734)                   --
         Minority interest in subsidiary                                             --               500,000
                                                                          -------------         -------------
Net cash provided by financing activities                                   601,865,917           402,125,462
Effect of exchange rate changes on cash                                              --               167,248
                                                                          -------------         -------------
Net increase (decrease) in cash and cash equivalents                        138,067,173           (24,692,170)
Cash and cash equivalents, beginning of period                               13,801,190            94,862,918
                                                                          -------------         -------------
Cash and cash equivalents, end of period                                  $ 151,868,363         $  70,170,748
                                                                          =============         =============
Supplemental disclosure of cash flows:
        Cash paid for interest                                            $  16,498,833         $  24,157,013
                                                                          =============         =============
Non-Cash Transactions:
        Seller debt issued in connection with acquisitions                $   8,998,250         $   9,929,355
        Payable-in-kind preferred dividends and accretion                 $   2,930,338         $          --
        Stock issued for acquisitions                                     $   8,804,163         $          --



The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1.       FINANCIAL STATEMENTS

         The accompanying consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle
Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., and Tower Systems,
Inc. In addition, beginning in 1999 Pinnacle Holdings Inc. authorized the contribution of capital to Pinnacle Towers III Inc. ("PT III") to establish a preferred stock interest. PT III utilized the capital contributed during 1999 and 2000 to purchase certain communications site assets and the stock of corporations that own and/or manage communications sites. Also, during the third quarter of 2000, Pinnacle Holdings Inc. authorized the contribution of capital to Pinnacle Towers IV Inc. ("PT IV") to establish a preferred stock interest.
PT IV utilized the capital contributed to purchase the stock of a corporation that manages communications sites. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. own the common stock of PT III and PT IV. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III and PT IV, the financial position and results of operations and cash flows of PT III and PT IV are consolidated in the financial statements of Pinnacle. In July 2000, Pinnacle Towers Inc. contributed $1.5 million in capital to a newly created entity, Pinnacle Towers UK, Ltd., to establish a 75% interest in the entity. Pinnacle Towers UK, Ltd. will utilize the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. The financial position and results of operations and cash flows of Pinnacle Towers UK, Ltd. are consolidated in the financial statements of Pinnacle and the minority interest disclosed. Unless otherwise noted, "we," "us," "our," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including PT III, PT IV and Pinnacle Towers UK, Ltd. All significant intercompany balances and transactions have been eliminated.

         The preparation of financial statements in conformity with Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and use assumptions that affect the reported amounts of assets and liabilities and the disclosure for contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results may vary from estimates used.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The consolidated statements as of September 30, 2000 and for the nine month and three month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These consolidated financial statements should be read in conjunction with Pinnacle's financial statements and notes thereto for the year ended December 31, 1999.


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

         Included in the total purchase price recorded for the Motorola acquisition were accrued costs related to completion of the transaction of approximately $31.5 million. These accrued deal costs were comprised primarily of employee severance and relocation costs ($1.7 million), contract and title work related to communications sites, due diligence and closing costs ($29.8 million). As of September 30, 2000, approximately $28.5 million of these accrued costs had been paid by us.

         The accruals for employee severance and relocation costs were established due to a contractual obligation made as part of the Motorola acquisition. Under the agreement, Pinnacle was required to offer employment to some 68 Motorola employees. Each such employee who accepted employment with Pinnacle who was terminated without cause by Pinnacle during the following two years would be entitled to severance pay through the balance of the two year period. Any former Motorola employee who accepted employment with Pinnacle and who Pinnacle subsequently desired to have move to another part of the country or Canada but who did not wish to move to another area would also be entitled to receive the same severance pay.

         During the past year we have only had to make severance payments to four former Motorola employees totaling $0.5 million. Although the term of our obligation related to severance payments under the Motorola agreement runs through August 31, 2001, we do not anticipate significant further activity of this kind. The accrual for severance and relocation costs has therefore been reduced by $1.2 million to reflect this lower level of experience. Additionally, we have refined our estimates of due diligence efforts to be completed as of August 31, 2000, and accordingly have increased the accrual for such items included in our total purchase price by $0.6 million.

         As the net result of adjusting these two estimates made in our preliminary purchase accounting for the Motorola transaction, we have made an adjustment to reduce the total purchase price recorded as fixed assets associated with this acquisition by $0.6 million as of August 31, 1999. The effects of this reduction of recorded purchase price on depreciation and amortization expense for the three month period ended September 30, 1999, the year ended December 31, 1999, each of the three month periods ended March 31, 2000 and June 30, 2000, and the six month period ended June 30, 2000 were $3,333, $13,333, $9,999, and $19,999, respectively. The total effect of these adjustments, or $33,330, has been reflected in our depreciation and amortization expenses for the three month period ended September 30, 2000.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of September 30, 2000, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected as an adjustment to the purchase accounting and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.3 million recorded as prepaid expenses and other current assets as of September 30, 2000. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors.

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

         During the nine months ended September 30, 2000, we completed 194 acquisitions of 1,444 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $412.7 million consisting of $402.7 million in cash and $10 million of notes payable to the former communications site owners.

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


                                                                       Pro Forma
                                                             ------------------------------
                                                                     (in thousands)
                                                             September 30,    September 30,
                                                                1999              2000
                                                              --------           -------
                                                             (unaudited)       (unaudited)

Revenues                                                     $ 134,825         $ 140,085
Gross margin, excluding depreciation and amortization           87,882            91,879
Net loss                                                      (105,294)          (92,975)
Net loss attributable to common stockholders                  (108,224)          (92,975)
Basic and diluted loss per common share                          (3.64)            (1.95)


         Included in corporate development expense for the three month period ended September 30, 2000 are non-recurring charges of $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time. Non-recurring charges associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the Securities and Exchange Commission ("the SEC") ($0.3 million) are included in general and administrative expenses for the three month period ended September 30, 2000 (see Note 4).

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

         As of September 17, 1999, we again amended our Senior Credit Facility to provide $670 million of financing, of which $520 million was committed and $419 million was utilized at September 30, 2000.

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

         On March 22, 2000, we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

         Under the terms of the Registration Rights Agreement, if the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increases by 0.5% until the registration statement is declared effective. We are currently actively pursuing the effectiveness of that registration statement. If it is not declared effective by December 17, 2000, the rate on the notes will increase by an additional 0.5%. The rate on the notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement.

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

         The holders of Pinnacle's outstanding (prior to the above described conversion) shares of Class A Common stock, Class B Common stock and Class E Common stock were collectively paid approximately $38.9 million by Pinnacle from proceeds of the Offering, which amount equaled the amount of preferences such shares were entitled to over the other classes of Pinnacle's common stock pursuant to our certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of Pinnacle's outstanding (prior to the above described conversion) shares of Class A Common stock were collectively paid approximately $4.8 million by Pinnacle from proceeds of the Offering, which amount equaled the amount of yield such shares had accrued from the date of their issuance through June 30, 1997 pursuant to Pinnacle's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $264 million used through September 30, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuances of Stock

         In conjunction with the Motorola Antenna Site Acquisition, we issued 418,520 shares of common stock to Motorola as part of the consideration given for the acquisition. These shares were recorded at the fair value of the securities when the terms of the acquisition were agreed to and announced.

         During the nine months ended September 30, 2000, we issued 136,122 shares of our common stock upon exercise of various stock options granted to our employees.

         Unsuccessful Offering Costs and SEC Investigation

         During August 2000, we discontinued a secondary offering of common stock due to market conditions relative to our stock price. We believe those market conditions primarily resulted from our disclosure of a nonpublic informal inquiry (which later evolved into a formal investigation) undertaken by the SEC during July 2000 that is discussed elsewhere herein and our expansion of our business into the carrier neutral colocation facility business. As a result, we believed we had to discontinue that capital raising effort. We believe that the pending SEC investigation currently effectively precludes us from accessing the equity and debt markets on attractive terms. Accordingly, we have written off as an expense for the three month period ended September 30, 2000 $1.3 million in non-recurring costs incurred related to this unsuccessful equity offering process, which costs would have been recorded as a reduction of additional paid in capital from the offering had the offering been completed.

         We continue to cooperate fully with the SEC in their investigation. We incurred $0.3 million of expenses, predominantly legal fees, during the three month period ended September 30, 2000 in relation to the to SEC's investigation. We anticipate that further reasonable legal costs incurred in connection with the SEC investigation will be covered by our directors and officers liability insurance policy. Accordingly, the $0.3 million of expenses for the three month period ended September 30, 2000 are expected to be non-recurring.

         We can not predict the outcome of this investigation and what effect, if any, it might have on us.

5.       COMMITMENTS

         Since September 30, 2000, we have completed 20 acquisitions of 14 communications sites and 10 previously leased land sites under owned towers, for an aggregate purchase price of $13.0 million. Included in the acquisitions was 1 carrier neutral colocation facility located in San Antonio, Texas we acquired for $8.7 million pursuant to an agreement we entered into as of May 22, 2000. In addition, as of and subsequent to September 30, 2000, we entered into several agreements or letters of intent with various third parties to purchase 71 communications sites that we currently believe are probable to close, reflecting an aggregate commitment to pay approximately $22.8 million. All of these probable acquisitions are subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the consolidated financial condition and results of operations of Pinnacle should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations set forth in Pinnacle's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and the risk factors section of our Amendment No. 1 to Registration Statement on Form S-3 filed with the SEC on September 19, 2000.


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

         As of September 30, 2000, we have acquired 4 carrier neutral colocation facilities located in Texas and St. Louis, Missouri for an aggregate purchase price of $59.8 million. Subsequent to September 30, 2000, we acquired 1 more carrier neutral colocation facilities in San Antonio, Texas that we contracted to purchase on May 22, 2000 for an aggregate purchase price of $8.7 million.

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

         Though we believe carrier neutral colocation facilities are characterized by high growth driven by continuing demand for voice, data and internet services and can provide a stable and recurring cash flow from a diversified customer base, on August 17, 2000 we announced our intent not to pursue additional colocation facility opportunities, due to, among other things, our limited ability to currently access additional capital in light of the SEC's inquiry discussed elsewhere herein. After further analysis we have decided not to pursue other colocation facility business opportunities and we are currently considering our options with respect to the facilities we purchased or have contracted to purchase. Such options include continuing to operate the facilities, selling such assets outright, or transferring the properties and contracts to a new entity that would have other equity holders in consideration for debt, equity, cash or a combination thereof.

         The table below outlines the number of acquisitions we have completed and the corresponding wireless communication sites and carrier neutral colocation facilities as of September 30, 2000. The table includes a reclassification of sites to reflect a new category of non-revenue producing sites and to classify sites based on findings pursuant to due diligence efforts on closed sites previously reported:

                                   Revenue Producing Sites
                  --------------------------------------------------------- Non-Revenue       Acquisitions
                  Owned    Managed   Leased   Built   Co-location   Subtotal   Sites    Total   Completed
                  -----    -------   ------   -----   -----------   --------   -----    -----   ---------

1995                29        --       --        4         -            33        --       33      13
1996               119        --       --        4         -           123        --      123      49
1997               134        --       --       22         -           156        --      156      72
1998               517        --       --       47         -           564        --      564      82
1999               858       584      858       23         -         2,323     1,569    3,892     130
YTD 9/30/2000      728       697       10        5         4         1,444        --    1,444     194
                 -----     -----      ---      ---        ---        -----     -----    -----     ---
Subtotal         2,385     1,281      868      105         4         4,643        --    6,212     540
Q3 reclass        (117)     (632)     111       --         -          (638)      434     (204)
                 -----     -----      ---      ---        ---        -----     -----    -----
YTD 9/30/2000    2,268       649      979      105         4         4,005     2,003    6,008


         Since September 30, 2000, we have completed 20 acquisitions of 14 communications sites and 10 previously leased land sites under owned towers, for an aggregate purchase price of $13.0 million. Included in the acquisitions was the one carrier neutral colocation facility located in San Antonio, Texas we acquired for $8.7 million pursuant to an agreement we entered into as of May 22, 2000. In addition, as of and subsequent to September 30, 2000, we entered into several agreements or letters of intent with various third parties to purchase 71 communications sites that we currently believe are probable to close, reflecting an aggregate commitment to pay approximately $22.8 million. All of these probable acquisitions are subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom. We have identified additional acquisition sites to pursue that we are not currently actively pursuing. However, should we become able to access additional capital on desirous terms, we would likely resume efforts to evaluate acquiring those and other sites. We expect that internal growth related to completed acquisitions and the business potential of pending acquisitions will have a material impact on our future revenues and EBITDA.

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

         "Same-site" organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers. Taking into consideration new leases written as of December 31, 1999, we experienced "same site" revenue growth of approximately 19.0% for the year ended December 31, 1999 on the base of communications sites we owned as of December 31, 1998. For the twelve month period ended September 30, 2000, we experienced "same site" organic revenue growth on those communications sites we owned as of September 30, 1999 at the following rates:

                                            Owned              All
                                            Sites             Sites
                                            -----             -----
         Gross new revenues                 16.5%             15.2%
         Net of cancellations                9.5%              6.5%


         Owned sites as depicted in this table are those where we own either the land, the tower or both on a tower site, or have a permanent easement on a rooftop. This would contrast to other sites in our portfolio where we have: 1) contractual rights to manage towers or rooftops, either exclusively or non-exclusively; 2) have a non-permanent easement right on a rooftop site; or,
3) lease a space on a tower owned by another tower owner for the purpose of sub-leasing to one of our tenants who needed space on a site in an area where we had no site inventory in existence.

         The new revenues rates remain strong compared to our 1999 results, especially when taking into consideration a significantly larger base of sites and revenues as of September 30, 1999 as compared to December 31, 1998. We have experienced strong new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR (specialized mobile radio). In addition, we experienced rapid growth in our new business from the new technology market segments, which include data, LMDS, wireless internet, satellite radio and 911 location customers, during the three month period ended September 30, 2000. We expect that strong new lease activity with respect to our telephony customers will continue as they continue their aggressive build outs, and we also look for the new technology customers to provide increasingly more significant contributions to our new revenues as they become a larger part of our overall business. These new technology customers are attracted to Pinnacle sites because they deploy at higher elevations and our portfolio of sites accommodate these elevations.

         The "net of cancellations" rates above reflect churn at rates significantly greater than Pinnacle has previously experienced, primarily due to Nextel's deconstruction of its analog SMR network and the effects of many of the smaller private land mobile tenants shifting to utilizing one of the many commercial wireless services now available.

         Nextel recently received a ruling from the Federal Communications Commission ("FCC") allowing Nextel to accelerate the deconstruction of its analog network. This resulted in more churn from their planned deconstruction occurring during our second and third quarters 2000 than was originally anticipated. We are currently negotiating with Nextel to limit our loss of revenue on any further deconstruction of their analog network. In addition, Nextel has indicated to us that they have completed their major push to deconstruct analog sites more rapidly than was originally contemplated, and that the deconstruction of further analog sites now will be undertaken by them at a much slower rate than was originally contemplated.

         We further expect that the churn from the smaller land mobile tenants will level out soon and that churn from paging customers will remain relatively stable. We have already experienced the churn from some of the larger land mobile customers that have switched to commercial services or discontinued the use of older wireless technologies. We believe going forward the churn will primarily be from the smaller user base. Most of the smaller paging companies have either already consolidated or removed the majority of their excess transmitters in an effort to cut costs. Although we do anticipate some additional churn going forward due to the consolidation factor, we are optimistic that growth from this sector will more than offset the churn. We are hopeful the ongoing impact of the consolidation of this industry will result in fewer but larger profitable companies that will require infrastructure upgrades and expansions in order to compete in the data world.

         In addition to the tenant lease churn we have discussed above, we are also experiencing a level of pressure on our revenue base from competitors for the rooftop management business. As these contracts come up for renewal with the property owners, we are experiencing instances where certain other companies who compete with us for the right to manage these rooftops are offering to manage these sites for a significantly lower gross margin after rent expense only, frequently in the 15% range, than we feel it is appropriate for us to compete with. Our strategy is to own and manage sites where we can make substantial operating margins, as indicated by our results of operations, and we do not desire to dilute our operating margins for the sake of competing against companies aggressively pricing this service to rooftop owners. Therefore, we have made decisions to not renew a number of these contracts over the past year. As a result, our revenue base has been impacted as of September 30, 2000 as compared to September 30, 1999 by approximately $4.6 million on an annualized run rate basis by these decisions. The historical gross margins before depreciation and amortization on these sites has typically run in the 50% range. To compete with these competitors offering this service at a 15% gross margin after rent expense only of 15% is clearly not consistent with both our operating and growth strategies. As of September 30, 2000, we operated 357 rooftop sites under management rights agreements, which represented 8.9% of our total portfolio of revenue producing sites at that date. Our annualized run rate revenues from these sites as of September 30, 2000 was $7.2 million, or 3.9% of total annualized run rate revenues from all sites as of September 30, 2000. Run rate gross margins, estimated based on historical results for the nine months ended September 30, 2000, on these sites average 51.1%, so these sites represent 3.1% of our total run rate gross margins as of September 30, 2000. In light of these recent competitive pressures, it is difficult to ascertain at this time the effects, if any, this competition will have on our revenues from rooftops we manage under management rights agreements and resulting gross margins before depreciation and amortization in the future.

         We have generated net losses since inception and at September 30, 2000, had an accumulated deficit totaling approximately $195.6 million. Due to our plans to continue to grow the business predominantly through acquisitions, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, corporate development expenses will remain as a direct variable of acquisition growth. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of September 30, 2000, our annualized run rate revenue was approximately $184.4 million.

         On August 31, 1999, we acquired 1,858 communications sites from Motorola, Inc. ("Motorola"), consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254 million in cash and stock, plus fees and expenses ("the Motorola Antenna Site Acquisition"). For the year ended December 31, 1999 on a pro forma basis, the Motorola sites generated $55.7 million in revenue, $25.6 million in tower level cash flow and $17.7 million in EBITDA for the eight months ended prior to closing on August 30, 1999. Prior to the Motorola Antenna Site Acquisition we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs than owned towers, primarily as a result of higher rental costs related to revenue sharing with site owners. In addition, on leased sites, we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

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

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. However, PT III did not elect to be taxed as a REIT for the short period year of 1999. PT III has determined that it will not be able to make a REIT election for the 2000 calendar year because of non-REIT qualifying income which it has recognized in 2000. The level of non-REIT qualifying income causes PT III to fail to meet at least one of the REIT income tests for 2000. PT III currently anticipates transferring certain assets that do not conform to REIT standards to a wholly-owned PTI subsidiary in early 2001, then acquiring the shares of PT III owned by others so that PT III will become a qualified REIT subsidiary through which the remaining PT III assets will fall under Pinnacle's REIT election. We expect that we and such wholly-owned PTI subsidiary will jointly elect for such wholly-owned PTI subsidiary to become a Taxable REIT Subsidiary ("TRS") as permitted under legislative changes which take effect on January 1, 2001. In addition, we expect that we and PT IV will elect to be treated as a TRS for Federal tax purposes effective January 1, 2001. See PART II, Item 5, Other Information.

         In July 2000 Pinnacle Towers Inc. invested $1.5 million in a newly created entity, Pinnacle Towers UK Ltd., resulting in a 75% interest in the entity. The Company was acquired to purchase, develop and operate communication site assets in the United Kingdom and continental Europe. The results of operations are reported on a consolidated basis with the minority interest disclosed.

RESULTS OF OPERATIONS

The following table sets forth, for the nine month periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.
                                       14


                                                     For the               For the
                                                nine months ended:   three months ended:
                                               --------------------  --------------------
                                               September  September  September  September
                                                   30,        30,        30,        30,
                                                  1999       2000       1999       2000
                                                 -----      -----      -----      -----

Statement of operations data:
  Revenues                                       100.0%     100.0%     100.0%     100.0%
  Direct operating expenses, excluding
    Depreciation and amortization                 23.9       35.7       29.8       37.4
                                                 -----      -----      -----      -----
  Gross margin, excluding
    Depreciation and amortization                 76.1       64.3       70.2       62.6
  Other expenses:
    General and administrative                     5.8        6.2        5.2        8.9
    Corporate development                         11.7       16.8       10.7       30.1
    State franchise, excise and minimum taxes      1.4        0.7        1.3         .2
    Depreciation and amortization                 72.0       67.0       67.1       70.3
                                                 -----      -----      -----      -----
  Loss from operations                           (14.8)     (26.4)     (14.1)     (46.9)
  Interest expense                                29.6       20.9       26.8       23.8
  Amortization of original issue discount and
    debt issuance costs                           35.5       15.6       26.5       15.4
    Minority interest in subsidiary                 --         --         --         .1
                                                 -----      -----      -----      -----
  Net loss                                       (79.9)     (62.9)     (67.4)     (86.2)
                                                 =====      =====      =====      =====

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased by $80.8 million, or 165.5%, to $129.6 million for the nine month period ended September 30, 2000 from $48.8 million for the nine month period ended September 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 1,614 wireless communication sites since September 30, 1999 - 170 sites during the second quarter of 1999 and 1,444 sites during the first nine months of 2000. Also, the 1999 results included only one month of revenue from the Motorola Antenna Site Acquisition versus three months in the nine months ending September 30, 2000. A portion of the revenue increase is related to "same-site" organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $34.6 million or 295.6% to $46.3 million for the nine month period ended September 30, 2000 from $11.7 million for the nine month period ended September 30, 1999. This increase is consistent with the acquisition and construction of the 1,614 sites discussed above. Direct operating expenses as a percentage of revenue increased to 35.7% for the nine month period ended September 30, 2000 from 23.9% for the nine month period ended September 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 185.0% for the nine month period ended September 30, 2000 to $8.0 million from $2.8 million for the nine month period ended September 30, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third quarter totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 6.2% of revenue for the nine month period ended September 30, 2000 from 5.8% for the nine month period ended September 30, 1999. This increase is the result of non-recurring charges in the third quarter totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the SEC ($0.3 million).

         Corporate development expenses increased by $16.0 million or 279.8% to $21.7 million for the nine month period ended September 30, 2000 from $5.7 million for the nine month period ended September 30, 1999. Corporate development expenses increased as a percentage of revenue to 16.8% for the nine month period ended September 30, 2000 compared to 11.7% for the nine month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period as well as significant, nonrecurring charges in the third quarter totaling $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.8 million for the nine month period ended September 30, 2000 from $0.7 million for the nine month period ended September 30, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased $12.7 million, or 87.7%, to $27.1 million for the nine month period ended September 30, 2000 from $14.4 million for the nine month period ended September 30, 1999. The increase in interest expense was attributable to increased senior borrowings outstanding associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the nine months ended September 30, 2000, plus the interest on our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $165.4 million to $372.7 million for the nine months ended September 30, 2000 from $207.3 million for the nine months ended September 30, 1999.

         Amortization of original issue discount and debt issuance cost increased $2.9 million, or 16.6%, to $20.2 million for the nine month period ended September 30, 2000 from $17.3 million for the nine month period ended September 30, 1999. The increase resulted from increased amortization of original issue discount of $1.8 million because of the semi-annual compounding of the amortization under the indenture agreement, and increased amortization of debt issuance costs of $1.1 million, $0.6 million attributable to the issuance costs for the September 17, 1999 amendment to our senior credit facility and $0.5 million attributable to the issuance costs for our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000.

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased by $22.3 million, or 96.5%, to $45.3 million for the three month period ended September 30, 2000 from $23.1 million for the three month period ended September 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 1,614 wireless communication sites since September 30, 1999 - 170 sites during the fourth quarter of 1999 and 1,444 sites during the first nine months of 2000. Also, the 1999 results included only one month of revenue from the Motorola Antenna Site Acquisition versus three months in the three months ending September 30, 2000. A portion of the revenue increase is related to same-site organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $10.1 million or 147.1% to $17.0 million for the three month period ended September 30, 2000 from $6.9 million for the three month period ended September 30, 1999. This increase is consistent with the acquisition and construction of the 1,614 sites discussed above. Direct operating expenses as a percentage of revenue increased to 37.4% for the three-month period ended September 30, 2000 from 29.8% for the three month period ended September 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 233.0% for the three month period ended September 30, 2000 to $4.0 million from $1.2 million for the three month period ended September 30, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third quarter totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 8.9% of revenue for the three month period ended September 30, 2000 from 5.2% for the three month period ended September 30, 1999. This increase is the result of non-recurring charges in the third quarter totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the SEC ($0.3 million).

         Corporate development expenses increased by $11.1 million or 453.6% to $13.6 million for the three month period ended September 30, 2000 from $2.5 million for the three month period ended September 30, 1999. Corporate development expenses increased as a percentage of revenue to 30.1% for the three month period ended September 30, 2000 compared to 10.7% for the three month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period, as well as significant, nonrecurring charges in the third quarter totaling $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, decreased to $0.1 million for the three month period ended September 30, 2000 from $0.3 for the three month period ended September 30, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The decrease in expense is related to revised accruals subsequent to the finalization of our 1999 tax filings during the three month period ended September 30, 2000.

         Interest expense, net of amortization of original issue discount, increased $4.6 million, or 74.1%, to $10.8 million for the three month period ended September 30, 2000 from $6.2 million for the three month period ended September 30, 1999. The increase in interest expense was attributable to the increase in senior borrowings outstanding under our senior credit facility associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the three months ended September 30, 2000, plus the interest on our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $52.5 million to $371.0 million for the three months ended September 30, 2000 from $318.5 million for the three months ended September 30, 1999.

         Amortization of original issue discount and debt issuance cost increased $0.9 million, or 14.0%, to $7.0 million for the three month period ended September 30, 2000 from $6.1 million for the three month period ended September 30, 1999. The increase resulted from increased amortization of original issue discount of $0.6 million because of the semi-annual compounding of the amortization under the indenture agreement, and increased amortization of debt issuance costs of $0.3 million, attributable to the issuance costs for our 5.5% Convertible Subordinated Notes Due 2007 issued March 14, 2000.


LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $45.2 million and $40.4 million as of September 30, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.5 to 1.0 at September 30, 2000 and 1.9 to 1.0 at December 31, 1999.

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

         Beginning September 30, 2001, the availability under our revolving line of credit and one term loan starts reducing by specified amounts on a quarterly basis until June 30, 2006, when the availability under such credits will be reduced to zero. Beginning June 30, 2001, the availability under the other term loan starts reducing by specified amounts on a quarterly basis until June 30, 2007, when the term loan must be repaid in full. As of September 30, 2000 we had $142.9 million available under our Senior Credit Facility, after giving effect to approximately $35.7 million of outstanding letters of credit, which reduced availability under our Senior Credit Facility.

         We also use seller financing to fund certain of our communications site acquisitions. As of September 30, 2000, we had outstanding, in the aggregate amount, $31.3 million of seller notes bearing interest at rates ranging from 8.5% to 13.0% per annum.

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites (approximately $264 million used through September 30, 2000). The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

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

         Under the terms of the Registration Rights Agreement, if the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increases by 0.5% until the registration statement is declared effective. We are currently actively pursuing the effectiveness of that registration statement. If it is not declared effective by December 17, 2000, the rate on the notes will increase by an additional 0.5%. The rate on the notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement.

         Capital investments, including acquisitions, for the nine month period ended September 30, 2000 were $427.0 million, compared to $477.00 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We expect to incur total capital expenditures of $22 million to $24 million during the three months ended December 31, 2000. These planned capital expenditures include communications site acquisition costs of $12 million to $14 million, relating to the closing of previously announced acquisitions, and communications site construction and improvements costs of approximately $10 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

         We believe that the availability under our Senior Credit Facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. Among the factors affecting our ability to complete all probable acquisitions are the availability of financing from our lenders and other sources of public or private debt and equity. Since the SEC inquiry discussed elsewhere herein began we have found accessing capital on attractive terms to be a challenge. We had to discontinue an equity offering during the third quarter. Additionally, we have had to significantly scale back our previous communications site acquisition plans, and have had to discontinue our efforts to actively enter the colocation facilities business.

         As of September 30, 2000, we estimate that we had cash on hand, borrowings available under our senior credit facility and excess cash flow from operations to pursue approximately $37.0 million of additional acquisition opportunities over the next six months. We are currently actively pursuing the disposition of the carrier neutral colocation facilities we acquired on terms we believe to be reasonable. We paid approximately $68.8 million for such assets. Our disposition efforts thus far have not given us reason to believe that we will not recover at least that amount on the deposition of those assets. However, our disposition efforts are still at a preliminary stage and we can not be certain at this time of the net amount of funds we will realize from the disposition of those assets, nor the timing of any such disposition. Accordingly, we will continue to operate these assets until such time as they may be disposed of under terms reasonable to us.

         Our Senior Credit Facility does not require any portion of proceeds from the sale of the colocation facilities business to be used to repay debt, so long as such proceeds are reinvested in permitted acquisitions or capital expenditures within 180 days of the sale transaction. However, we may consider applying some portion of the proceeds from such sale (potentially at least the initial amount borrowed to purchase such facilities) to repay debt under our Senior Credit Facility to maintain appropriate post-sale leverage ratios. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of those sources, we will be required to obtain additional financing. There can be no assurance that such financing will be commercially available or be permitted by the terms of Pinnacle's existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current revised business strategy. Should we become able to access additional capital on attractive terms, we would revise our business strategy to increase the rate that we acquire communication sites.


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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $383,288,953 under our Senior Credit Facility as of September 30, 2000:


                                                                        EXPECTED MATURITY DATE
                                                                        ----------------------
                                             2000      2001            2002          2003          2004          THEREAFTER
                                             ----   -----------    -----------    -----------    -----------    ------------

Liabilities
Long-term Debt
Fixed Rate (8.03%) .......................    --             --             --             --             --    $525,000,000
Variable Rate (Weighted Average Interest
  Rate of 8.39%)..........................    --    $13,600,000    $19,850,000    $23,600,000    $77,138,953    $249,099,999


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

PART II.

ITEM 1.  LEGAL PROCEEDINGS.

         As previously disclosed by Pinnacle in a SEC filing and a press release of August 7, 2000, the Staff of the SEC requested information from Pinnacle and its independent public accountants as part of a nonpublic informal inquiry. Pinnacle fully cooperated with the Staff's request. As disclosed by Pinnacle in a press release of October 12, 2000, Pinnacle learned that the SEC had entered an order of investigation. Initially the focus of the Staff's efforts was on certain accounting issues associated with the Motorola Antenna Site Acquisition. The Staff later expanded its inquiry to include a review of the independence of our independent accountants in light of the scope of non-audit services provided by them to us. Pinnacle cannot be certain that the Staff's focus will remain on these issues.

         Since the Staff first contacted Pinnacle in late July on these matters, Pinnacle has fully cooperated with the Staff and believes that its independent accountants have done likewise. Pinnacle continues to cooperate with the Staff and believes that the Staff did not obtain its order of investigation as a result of any lack of cooperation by the Pinnacle or its independent accountants, or because the Staff was expanding its focus beyond matters previously disclosed.

         Pinnacle believes that its accounting practices and financial statements are in accordance with Generally Accepted Accounting Principles. Since Pinnacle originally disclosed the SEC's inquiry, its independent accountants have reaffirmed their opinion on Pinnacle's financial statements and their independence. If the Staff determines that Pinnacle's independent accountants were not independent, Pinnacle might be required to engage a different independent accountant prospectively, and it might be required to seek a re-audit of its previous years' financial statements. Pinnacle cannot predict the outcome of the Staff's efforts and what effect, if any, it might have on it.

         Pinnacle is also from time to time involved in ordinary litigation incidental to the conduct of its business. Pinnacle believes that none of such pending litigation will have a material adverse effect on Pinnacle's business, financial condition or results of operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

     Pinnacle Towers III Inc. and Pinnacle Towers IV Inc.

         We are taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of or income from certain assets might negatively affect our qualification as a REIT, we previously transferred certain potentially non-REIT qualifying assets to PT III, a corporation in which Pinnacle owns substantially all of the equity interests in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock. Certain officers of Pinnacle own the remaining outstanding shares of voting common stock of PT III. During the first quarter ended March 31, 2000, Pinnacle purchased approximately $2.4 million of additional convertible preferred stock of PT III and approximately $9.5 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, which may not be REIT qualifying assets or which may generate income from assets that are non-REIT qualifying, and to acquire certain assets used in communication tower consulting and management activities, which assets and the income generated thereby may not be REIT qualifying.

         In addition, we formed PT IV during the third quarter ended September 30, 2000, to acquire the stock of an entity which owned a number of non-REIT qualifying assets for a purchase price of approximately $12 million. PT IV is capitalized in a manner similar to that of PT III, in that Pinnacle owns substantially all of the equity interests in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock, and certain officers of Pinnacle own the remaining outstanding shares of voting common stock of PT IV.

         PT III and PT IV have guaranteed the Senior Credit Facility and have pledged all of their assets to secure such guarantee. The Board of Directors of Pinnacle, excluding the officers of Pinnacle owning PT III and PT IV common stock, who abstained, approved the transactions with PT III and PT IV, and determined that such transactions were on terms no less favorable to Pinnacle than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with Pinnacle, and that such transactions were in the best interests of Pinnacle.

         As a result of the acts referenced in the preceding paragraph and prior transactions between PT III and a subsidiary of Pinnacle, a subsidiary of Pinnacle currently owns $48.7 million of convertible promissory notes issued by PT III that accrues interest at the rate of 13%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand, and $12.2 million of PT III convertible preferred stock that accrues dividends at 18% per annum. In addition, a subsidiary of Pinnacle currently owns $9.6 of convertible promissory notes issued by PT IV that accrues interest at the rate of 13% with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand, and $2.4 of PT IV convertible preferred stock that accrues dividends at 18% per annum. The terms of PT III's and PT IV's certificates of incorporation limit PT III's and PT IV's ability to borrow money, pledge their assets, issue additional securities, make distributions to their stockholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from their common stockholders, and their ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with their affiliates or to sell, lease or dispose of a majority of their assets without the approval of the holders of the convertible preferred stock are also limited by such certificates of incorporation. Should all of the PT III or PT IV convertible preferred stock and the convertible promissory notes be fully converted to common stock of PT III or PT IV, respectively, a subsidiary of Pinnacle would own in excess of 99.9% of the outstanding common stock of PT III or PT IV, as the case may be. We currently anticipate that the officers of Pinnacle who own PT III and/or PT IV common stock will derive only such benefits as are consistent with, and not greater than, the very small interest in the overall equity of Pinnacle represented by their common stock and as such that such officers will not receive significant benefits from such stock ownership. PT III and PT IV may issue limited amounts of nonvoting common stock in the future in order for them to independently qualify as a REIT, although this action is not currently anticipated.

         The foregoing is merely a summary description of PT III and PT IV and the transactions between them and Pinnacle. The description does not purport to be a complete description of such matters and is subject to the provisions of, and is qualified in its entirety by reference to, the material agreements relating to those matters, copies of which are filed as exhibits to this Quarterly Report on Form 10-Q.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. However, PT III did not elect to be taxed as a REIT for the short period year of 1999. PT III has determined that it will not be able to make a REIT election for the 2000 calendar year because of non-REIT qualifying income which it has recognized in 2000. The level of non-REIT qualifying income causes PT III to fail to meet at least one of the REIT income tests for 2000. PT III currently anticipates transferring certain assets that do not conform to REIT standards to a wholly-owned PTI subsidiary in early 2001, then acquiring the shares of PT III owned by others so that PT III will become a qualified REIT subsidiary through which the remaining PT III assets will fall under Pinnacle's REIT election. We expect that we and such wholly-owned PTI subsidiary will jointly elect for such wholly-owned PTI subsidiary to become a Taxable REIT Subsidiary ("TRS") as permitted under legislative changes which take effect on January 1, 2001. In addition, we expect that we and PT IV will elect to be treated as a TRS for Federal tax purposes effective January 1, 2001. However, as additional acquisition opportunities become available to us in our existing line of business or in complementary non-real estate based communication site or services activities, we may determine that it is in our best interests to acquire, operate or derive income from assets, businesses or entities that would cause us to no longer qualify as a REIT.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

  (a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

  (b) Reports on Form 8-K. Pinnacle filed an amended Form 8-K with the Commission on September 19, 2000 containing the financial statements and the unaudited proforma consolidated financial data of the following respective businesses acquired, or then anticipated to be acquired by the Company: (1) Microcell Management, Inc., (2) Tucker-Valley Communications, (3) Tower Ventures II and (4) Beverly Hills Center, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Pinnacle Holdings Inc.



Date:  November 14, 2000                       By: /s/ Jeffrey J. Card
                                                  -----------------------------
                                                       Jeffrey J. Card
                                                       Chief Financial Officer
                                                       Vice President


            Duly Authorized Officer and Principal Financial Officer.

                                 EXHIBIT INDEX


EXHIBIT
  NO.                           DESCRIPTION
-------                         -----------


    3.1   Amended and Restated Certificate of Incorporation of the Company (1)

    3.2   Bylaws of the Company(1)

    4.1 Indenture dated as of March 22, 2000 among the Company and The Bank of New York, as Trustee, including the form of 5.5% Note

    4.2   Form of 5.5% Note (3)

    4.3 Registration Rights Agreement dated as of March 22, 2000 by and among the Company and each of the Purchasers referred to therein (3)

    4.4   Specimen Stock Certificate(2)

   10.1 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of January 13, 2000 (3)

   10.2 Convertible Promissory Note of Pinnacle Towers III Inc., dated January 13, 2000 (3)

   10.3 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of January 27, 2000 (3)

   10.4 Convertible Promissory Note of Pinnacle Towers III Inc., dated January 27, 2000 (3)

   10.5 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers IV Inc., dated August 17, 2000

   10.6 Convertible Promissory Note of Pinnacle Towers IV Inc., dated August 17, 2000

   27.1   Financial Data Schedule


(1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the Commission on April 1, 1998 (SEC file no. 333-49147).

(2) Incorporated by reference to the Company's Registration Statement on Form S-11 filed with the Commission on July 17, 1998, as amended, (SEC file no. 333-59297).

(3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.