Form 10-K405/A
period 1999-12-31
PINNACLE HOLDINGS INC
filed 2001-04-26
CIK 1058986

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                   FORM 10-K/A

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                               ---------   ------------

                         Commission file number: 0-24773

                             PINNACLE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                               65-0652634
---------------------------------                            ------------------
(State or other jurisdiction                                  (I.R.S. Employer
of incorporation or organization)                            Identification No.)


301 North Cattlemen Road, Suite 300, Sarasota, Florida              34232
-------------------------------------------------------------------------------
     (Address of principal executive offices)                     (zip-code)

Registrant's telephone number, including area code: (941) 364-8866

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. [X]

         The aggregate market value of the voting common stock held by non-affiliates as of February 24, 2000 was approximately $2.0 billion. There were 48,294,471 shares of the registrant's common stock, par value $.001 per share, outstanding on February 24, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant's definitive proxy statement for its 2000 Annual Meeting of Stockholders, scheduled to be held on May 2, 2000, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1999, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K/A.

                                     PART I

         ITEM 1.  BUSINESS

         As used in this Annual Report on Form 10-K/A for the fiscal year ending December 31, 1999, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its subsidiaries.

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


THE WIRELESS COMMUNICATIONS INDUSTRY

     The wireless communications industry is growing rapidly as:

     - consumers become increasingly aware of the uses and benefits of wireless communications services;

     -    the costs of wireless communications services decline; and

     -    new wireless communications technologies are developed.

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

     The wireless communications industry is comprised of the following segments:

     - Cellular. Currently each market in the United States has two licensed cellular service operators. Cellular networks consist of numerous geographic "cells" located every few miles that rebroadcast the cellular frequency. Each cell includes a communications site consisting of transmission equipment typically located on a wireless communications tower. A cellular system may use analog or digital transmissions. According to industry publications, as of December 31, 1998, there were 59.2 million cellular telephone subscribers in the United States, estimated to have grown to 66.9 million subscribers at the end of 1999.

     - PCS. PCS is an emerging wireless communications technology competing with cellular that offers a digital signal that is clearer and offers greater privacy than analog cellular systems. PCS companies are expected to be substantial users of tower space primarily because:

          -- up to seven PCS licenses have been issued by the Federal Communications Commission ("FCC") in each market (versus two licenses for cellular); and

          -- PCS technology requires more communications sites to cover the same geographic area as cellular technology.

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

     - Paging. Paging has also enjoyed significant growth over the last 10 years. This growth was spurred by declining prices, wider geographic reach and increasing demand by consumers. While network construction by the paging industry appears to be reaching a level of maturity, even at the current subscriber levels it is expected that additional transmission frequencies and, in-turn, additional transmitter equipment will be required both to service existing paging customers and deploy new paging technologies. Paging companies have historically relied heavily on rental towers and are expected to continue to do so.

     - SMR/ESMR. SMR companies provide two-way radio communications primarily for commercial purposes. Two-way private business radio is used primarily for businesses engaged in dispatching personnel or equipment to work sites with users including construction and trucking companies, courier services, hospitals and taxicabs. Each service provider holds an FCC radio license that allows it to transmit over a particular frequency, and most lease space on local communications sites for transmission purposes. As a result of advances in digital technology, some wireless communications providers have begun to design or modify networks that utilize SMR frequencies by deploying advanced digital technologies called ESMR. ESMR increases the capacity of radio networks allowing more efficient use of allocated frequencies. These efficiencies and improvements allow ESMR to provide wireless telephone service that can compete with cellular and PCS. As more commercial users are attracted to enhanced SMR services, the demand for communications site space to support this broader use should also increase. Nextel and Southern Communications are currently the leading ESMR providers in the United States.

     - Government Agencies. Federal, state and local government agencies are major users of wireless communications services and typically operate on their own dedicated frequencies. These government agencies often find it easier to lease rather than own communications site space. As new technologies are developed in law enforcement, emergency and other government services, various municipalities and government agencies are becoming more significant users of wireless communications services. Examples of government customers of communications site space include the Federal Bureau of Investigation, U.S. Coast Guard, U.S. Secret Service and various municipal agencies.

     - Broadcast and Wireless Cable. Broadcasters transmit AM/FM radio signals and VHF and UHF television signals in order to obtain the broadest and clearest coverage available. A broadcast station's coverage is one of the primary factors that influences the station's ability to attract advertising revenue. Once a communications site location is chosen, broadcasters rarely change sites because of complex regulatory requirements, high switching costs and business disruption. Although the U.S. broadcasting industry is generally mature in its demand for transmission communications site capacity, a significant increase in demand for communications site space may occur when digital transmissions are used to deliver high definition television or digital multi-casting, i.e., multiple "normal" definition television channels. Additionally, wireless cable television is being developed and positioned as a potential alternative to traditional cable television. Wireless cable operates by receiving programming from a satellite which is then retransmitted from an antenna on a communications site to an antenna on a subscriber's residence. Several wireless cable companies are now in the process of constructing their systems in our regions.

     - Emerging Technologies and Availability of FCC Spectrum. Several new entrants in the wireless communications industry are emerging as new technology becomes available and as additional radio spectrum is authorized for use by the FCC. While currently in its earliest stages, wireless internet access may result in substantial increases in utilization of available spectrum. We believe this is likely to result in demand for additional site rental space. Wireless local loop systems provide non-mobile telecommunications services to users by transmitting voice and data over radio waves from the public switched network to the customer location. This technology allows competition for non-mobile telephone revenue (primarily commercial customers in office building environments) via the utilization of fixed wireless technology, which is typically installed on building rooftops. Wireless data transmission is also widely viewed as being in its infancy as several companies endeavor to build national wireless data transmission networks including, Nationwide Wireless Network (an affiliate of

          MTEL), RAM Mobile Data (10% owned by BellSouth), and Racotek's SMR based data networks. Automatic Vehicle Monitoring/Location and Monitoring Services such as "Lo Jack" also require a minimum of three towers to provide their services in a particular coverage area. In addition to their current uses, we believe that monitoring/tracking service providers will use this technology to provide fleet tracking, rail and container transportation monitoring, security and access control, etc.

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


THE COMMUNICATIONS SITE RENTAL INDUSTRY

     A typical tower site consists of a fenced area containing a tower and an equipment shelter that houses a variety of transmitting, receiving and switching equipment. There are three types of towers:

     - Guyed towers (which can reach heights of up to 2,000 feet) gain their support from a series of cables attached at different levels on the tower to anchor foundations in the ground;

     - Lattice towers (which can reach heights of up to 1,000 feet) are self-supporting structures usually tapered from the bottom up, with either three or four legs; and

     - Monopoles (which typically range in height from 50 to 200 feet) are self-supporting tubular structures, which typically accommodate fewer tenants. Monopoles are often used as single purpose towers or in locations where there are space constraints or a need to address aesthetic concerns.

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

     Historically, wireless communications providers and broadcasters built, owned and operated their own towers, which were typically constructed and designed for their exclusive use. There have been a number of changes in the communications industry, however, that have resulted in communications sites becoming available for multiple uses and for acquisition by independent communications site operators:

     - As new technologies emerged, much of the transmission equipment located on many communications sites became obsolete. For example, fiber optic cables have largely replaced transmission traffic traditionally carried by wireless microwave networks.

     - Paging and SMR providers traditionally owned their own networks and transmission towers. As these industries have consolidated over the past 10 years, the service providers consolidated their equipment, resulting in unutilized or underutilized towers.

     - Wireless communications providers today are generally more focused on developing their subscriber base and less focused on building and owning proprietary tower networks.

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

OUR BUSINESS AND GROWTH STRATEGY

     Our objective is to create value by rapidly growing cash flow. We believe we can do this by aggressively marketing existing communications sites, as well as new site inventory we obtain primarily through acquisition, and also by selectively constructing new towers. In order to achieve this objective, we have designed and implemented a three-tiered growth strategy that includes:

     - increasing our revenue per tower by aggressively marketing available space;

     -    continuing to acquire towers in key markets; and

     - implementing a selective tower construction program designed to complement our acquisition strategy.

OUR MARKETING AND DEVELOPMENT STRATEGY

     We aggressively market rental space on our communications sites to leverage our fixed costs over a broad base of customers. Our customers are generally responsible for the installation of their own equipment and the utility costs associated with operating their equipment. In addition, adding customers to an existing communications site does not increase our monitoring, maintenance or insurance costs. Accordingly, when customers are added to an existing site, there is little expense and the additional revenue increases our cash flow margins. The key elements of our marketing and development strategy include the following:

     - We Offer Strategically Located Clusters of Communications Sites. By owning and assembling clusters of towers in high growth regions, we believe that we are able to offer our customers the ability to rapidly and efficiently fulfill their network expansion plans across a particular market or region, which we believe provides us with a significant competitive advantage. We also believe that the management and leasing contracts we acquired in the Motorola Antenna Site Acquisition will enhance our competitive position by allowing us to make more communications sites, in more locations, available to our customers.

     - We Target a Diversified Customer Base. The number of antennas a tower can accommodate varies depending on the type of tower (guyed, self-supporting lattice or self-supporting monopole), the height of the tower and the nature of the services provided by such antennas. The substantial majority of our towers are tall self-supporting lattice and guyed towers that can support a large number of antennas and therefore enable us to market our tower space to a diverse group of wireless communications providers. In addition, rooftop sites allow us to further diversify our customer base by providing us with an inventory of high altitude sites suitable for newer LMDS and HDTV technologies.

     - We Take Advantage of Our Strong Customer Relationships. We believe that we have established a reputation among our customers as a highly professional and reliable tower space provider. This reputation has been achieved through ongoing investment in the development of relationships at multiple levels of our customers' organizations. We believe that important factors in generating interest in our towers are the customer's awareness of the quality of a particular site, the ease of doing business with one lessor, the location of our other towers and our ability to acquire and construct new towers. We also use our strong customer relationships to understand our customers' future construction plans to guide our acquisition and new construction programs.

     - We Use Expansion Information Obtained From Our Customers. We use information obtained from our customers concerning their future expansion plans to guide our acquisition and new construction programs.

     - We Pre-Market Site Rental Space by Tracking FCC Filings. All FCC licensees must file applications for site locations. As part of a disciplined approach to acquisitions and new tower construction activities, we track these filings, which enable us to pre-market communications site rental space to existing and new wireless communications providers.

OUR ACQUISITION STRATEGY

     We are focused on acquiring cluster of communications sites in high growth markets. We target tall towers that have existing tenants with capacity for more. We believe that growth through acquisition is an attractive strategy because it allows us to:

     - choose the location of our communications sites in key urban and other desired locations;

     - acquire communications sites with existing tenants and the capacity to add multiple, additional tenants;

     - not seek "build-to-suit" mandates from customers, which may result in towers being built in unprofitable locations; and

     - lower our risk as cash flow from communications sites with existing tenants is predetermined and immediate.

     Our acquisition strategy continues to focus on:

     - rapidly acquiring communications sites in key markets as a means to quickly gain critical mass which allows us to offer the most desirable site rental inventory to a customer.

     - completing follow-on acquisitions to enhance our coverage in selected wireless communications markets; and

     -    entering new markets as a platform for future growth.

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

     The key elements of our acquisition strategy are set forth below:

     - We Target High Growth Wireless Communications Markets. We target population centers and key transportation corridors in high growth wireless communications markets. We have established a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa.

     - We Target Tall Communications Site Structures. We seek to acquire tall communications site structures that can accommodate a diversified customer base that uses different types of wireless technologies with different height requirements.

     - We Focus on the Compatibility with Our Existing Communications Site Network. We consider many factors when evaluating a potential acquisition. In particular, we consider whether an acquisition will enhance or create a cluster of communications sites in a given area, thereby providing us with a stronger market position and competitive advantage. We also consider whether the communications sites in a particular acquisition meet previously identified customer demand for enhanced coverage. In some instances, we may acquire, as part of a group of communications sites being purchased, an individual communications site that falls outside of normal acquisition parameters. Such acquisitions occur only when we have determined that the overall transaction is attractive.

     - We Employ a Disciplined Valuation Process. We seek to acquire communications sites that have existing cash flow and identified potential for significant future cash flow growth from additional tenants. Prior to acquiring a communications site we consider each of the following factors:

               -- current population coverage of each communications site to be acquired;

               -- nature and quality of the existing and potential customer base;

               --   coverage of current and future transportation corridors; and

               --   location and desirability of competing communications sites.

     - We Commit Significant Personnel to Identifying, Negotiating and Closing Communications Site Acquisitions. We conduct extensive due diligence prior to consummating an acquisition, leveraging what we believe to be our competitive advantage in terms of our experience in, and knowledge of, the communications site rental industry. We utilize the services of 16 independent communications site buyers who spend substantially all of their time in the field identifying, evaluating and generating acquisition opportunities using a standardized process that we have developed to ensure that acquisitions are evaluated, documented and rapidly processed. In order to execute and ensure the integrity and quality of this process, we use outside independent professionals to verify certain accounting, legal and engineering data. We believe that this approach has proven effective in permitting us to more accurately predict the performance of acquired assets and reduce the risks associated with our acquisitions. However, acquisitions involve a number of potential risks, including the potential loss of customers and unanticipated events or liabilities. Because of such risks, there can be no assurance that we will be able to successfully implement our acquisition strategy. See "--Forward Looking Statements and Associated Considerations--We depend on acquisitions and the integration of those acquisitions into our business."

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

     Motorola Antenna Site Acquisition. On August 31, 1999, we completed the acquisition of approximately 1,858 communications sites, including 499 owned sites, 526 managed sites, and 833 leased sites from Motorola, Inc. ("Motorola") for $254 million in cash and stock, plus fees and expenses. The Motorola communications sites that we acquired are largely clustered in urban areas throughout the United States and Canada with over 50% of the owned sites overlapping with our existing communications site portfolio. We believe that the Motorola Antenna Site Acquisition greatly enhances our ability to offer our customers attractive tower clusters in high growth markets and transportation corridors. In addition, the Motorola managed sites that we acquired enable us to provide our customers with urban rooftop sites such as the World Trade Center in New York, Sears Tower in Chicago and the Allied Bank Building in Houston. We believe these sites will allow us to further diversify our customer base by providing us with an inventory of high altitude sites in urban areas.

         We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         We estimate that the total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19.0 million. To date, such efforts have cost us approximately $11.1 million, approximately $9.4 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot offer any assurance that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

         Motorola's representations and warranties in the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. The nature and magnitude of these issues will not be fully determined until our post-closing investigation is substantially completed, but the issues could have a impact on our operations and liquidity, which impact could be significant.

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

     The $39,200,000 convertible promissory note issued by PT III to a subsidiary of the Company accrues interest at the rate of 18%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand. The $9,800,000 of outstanding PT III convertible preferred stock accrues dividends at 18% per annum, payable quarterly. The terms of PT III's certificate of incorporation limit PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to its shareholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from its common shareholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with its affiliates or to sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock is limited. Should all of the PT III convertible preferred stock and the convertible promissory note be fully converted to common stock of PT III, a subsidiary of the Company would own in excess of 99.9% of the outstanding common stock of PT III. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III, the financial position and results of operations and cash flows of PT III are consolidated in the financial statements of Pinnacle Holdings Inc.

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

OUR STRENGTHS

     We believe the following to be the strengths of our business:

     - We Focus on the Communications Site Rental Business. We focus on the rental of wireless communications site space as opposed to other lower margin segments of the tower industry such as site acquisition services or tower construction services. Furthermore, we do not engage in large scale "build-to-suit" programs, preferring instead to focus on our core acquisition strategy and complimentary selective construction strategy designed to enhance coverage in targeted markets.

     - We Target and Acquire Clusters of Communications Sites. We believe that the location, size and capacity of our portfolio create significant competitive advantages by enabling us to provide our diverse wireless customers with clusters of sites in a given area.

     - We are a Disciplined and Efficient Acquirer of Communications Site Assets. At December 31, 1999 we had a network of approximately 3,199 acquired communications sites. Through our acquisition process we identify communications sites that typically have existing cash flow and enhance our existing portfolio. We have demonstrated the ability to identify and successfully negotiate the purchase of what we believe to be value enhancing acquisitions.

     - We Have the Ability to Successfully Increase Communications Site Rental Revenue. Because of our aggressive marketing efforts to all major wireless communications providers we have signed a significant number of new tenants over the last four years. Additional tenants increase the operating leverage of our communications site portfolio and generally increase our overall cash flow margins

     In addition to the above strengths, we believe that our business will be characterized by the following:

     - Consolidation Opportunities in a Highly Fragmented Industry. The communications site rental industry remains highly fragmented. Based on an industry analyst's report, we estimate that there are over 20,000 communications sites in the U.S. that are not owned by the largest independent operators and carriers. This creates a significant opportunity for well capitalized companies, such as Pinnacle, to acquire small, independent operators. Since commencing operations in May 1995, through December 31, 1999, we have successfully completed 346 acquisitions through which we have acquired 3,199 communications sites.

     - Attractive Growth Prospects. Our rental communications sites provide basic infrastructure components for all major wireless communications services, including cellular, PCS, paging, two-way radio, broadcast television, microwave, wireless data transmission and SMR. As a result, we believe that we can achieve a level of growth in our communications site rental revenue that will in general reflect the growth of our customer base over the next several years.

     - Stable and Predictable Cash Flow. We believe that our business is characterized by predictable and stable monthly, prepaid recurring revenue. Additionally, because a significant proportion of our site rental revenue is received from large companies such as Nextel, Arch Communications and the Southern Company and because the communications sites and services we provide are mission critical to our customers' operations (service can be terminated by us if rent is not paid), we generally experience low levels of bad debt expense.

     - Barriers to Entry. Communications sites are subject to a variety of federal and local regulations that make the construction of towers difficult and increase the time and expense associated with their construction, especially in highly populated areas. As a result, we believe that in areas where we have established a critical mass of rental communications site inventory, construction of alternative communications sites will be less attractive to others due to the likelihood of lower returns on those towers. Other independent communications site companies with large build-to-suit contracts, as well as wireless communications providers seeking to construct their own proprietary, limited use towers face continued opposition by municipalities, which are reducing the opportunities for such new communications sites to be built and supporting the trend toward co-location on existing rental communications sites.

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

     The key components of our operations include:

     - effective integration of communications site assets into our existing portfolio;

     -    ongoing monitoring of our portfolio of communications site assets; and

     -    customer sales and support.

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


                                                                           PERCENTAGE
    CUSTOMER TYPE                                                          OF REVENUE
                                                                           ----------
    Land Mobile.......................................................          31.6%
    Paging............................................................          31.1%
    SMR                                                                         15.4%
    PCS...............................................................           9.4%
    Cellular..........................................................           6.2%
    Data..............................................................           3.3%
    Broadcasting......................................................           2.5%
    Other.............................................................           0.8%
                                                                                ----
         Total........................................................           100%
                                                                                ====

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


REIT STATUS

         We have elected to be treated as a REIT for federal income tax purposes. A REIT is generally not subject to federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining to our organization, sources and amounts of income, level of distributions, assets owned, and diversity of stock ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

         - distribute to stockholders 95% (90% beginning January 1, 2001) of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 95% (90% beginning January 1, 2001) of certain foreclosure income;

         - maintain at least 75% of the value of its total assets in real estate assets (generally real property and interests therein, cash, cash items and government securities);

         - derive at least 75% of its gross income from investments in real property or mortgages on real property;

         - derive at least 95% of its gross income from real property investments described above and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income;

         -        have transferable shares of ownership or beneficial interest;

         - not have any accumulated "earnings and profits" attributable to a non-REIT year as of the close of any taxable year, including for this purpose any such accumulated "earnings and profits" carried over or deemed carried over from a C corporation;

         - as of the end of each calendar quarter, not own securities of any single issuer which possess greater than ten percent of the total voting power of the outstanding securities of such issuer (and, effective on or after January 1, 2001, which have a value of greater than ten percent of the total value of all outstanding securities of any single issuer, as well) unless such other issuer is itself a REIT or is either a "qualified REIT subsidiary" or a "taxable REIT subsidiary" with respect to the REIT owning such securities; and

as of the end of each calendar quarter, not own securities of "taxable REIT subsidiaries" which collectively constitute in excess of twenty percent of the total assets of the REIT and not own securities of any single issuer other than a "qualified REIT subsidiary" or a "taxable REIT subsidiary" which have an aggregate value in excess of five percent of the value of the total assets of such REIT.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This Annual Report on Form 10-K/A and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (iv) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained in this Annual Report on Form 10-K/A include the following:

         WE HAVE A HISTORY OF OPERATING LOSSES. WE HAVE GENERATED LOSSES FROM OPERATIONS, AND WE MAY CONTINUE TO DO SO.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 1997, 1998 and 1999, our earnings were insufficient to cover combined fixed charges by approximately $0.8 million, $6.7 million and $8.8 million, respectively. We expect to continue to experience net losses in the future, principally due to interest charges on outstanding indebtedness and substantial charges relating to depreciation of our existing and future assets. These net losses may be greater than the net losses we have experienced in the past.


         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION; WE MAY INCUR SUBSTANTIALLY MORE DEBT.

         We have a high level of indebtedness. As of December 31, 1999, we had $719 million of indebtedness outstanding.

         Our high level of indebtedness could have important consequences to you. For example, it could:

         - make it more difficult for us to satisfy our obligations with respect to our indebtedness;

         - increase our vulnerability to general adverse economic and industry conditions;

         -        limit our ability to obtain additional financing;

         - require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness thereby, reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures or other general corporate purposes;

         - limit our flexibility in planning for, or reacting to, changes in our business and the industry; and

         - place us at a competitive disadvantage relative to our competitors with less debt.

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

         We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         We estimate that the total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19.0 million. To date, such efforts have cost us approximately $11.1 million, approximately $9.4 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot offer any assurance that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

         Motorola's representations and warranties in the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. The nature and magnitude of these issues will not be fully determined until our post-closing investigation is substantially completed, but the issues could have a impact on our operations and liquidity, which impact could be significant.

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

         Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will by subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of December 31, 1999, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including trade payables current, long-term and other liabilities) was approximately $756.3 million.


         WE WILL NOT BE ABLE TO EFFECT OUR BUSINESS PLAN IF WE DO NOT HAVE THE REQUIRED CASH.

         Our business plan is materially dependent upon the acquisition of additional suitable communications sites and the construction of new towers at prices we consider reasonable in light of the revenue we believe we will be able to generate from such sites when acquired or constructed. We will need significant additional capital to finance future acquisitions as well as our tower construction plan and other capital expenditures. During 1997, 1998 and 1999, we made capital investments aggregating approximately $89.5 million, $373.6 million and $549.5 million, respectively, in communications site acquisitions, site upgrades and new tower construction. We currently estimate that they will be at least $300 million in 2000. To the extent that we commit to additional significant acquisition opportunities beyond those we have identified and currently believe it is probable that we will complete, that amount may materially increase. Accordingly, we cannot assure you that our actual cash requirements will not materially exceed our estimated capital requirements and available capital. We historically have financed our capital expenditures through a combination of borrowings under bank credit facilities, a debt offering, bridge financings, equity issuances, seller financing and cash flow from operations. Significant additional acquisition or tower construction opportunities will create a need for additional capital financing. If our revenue and cash flow are not as expected, or if our borrowing base is reduced as a result of operating performance, we may have limited ability to access necessary capital. We cannot assure you that adequate funding will be available as needed or, if available, on terms acceptable to us or permitted under the terms of our existing indebtedness. The terms of additional debt financing could have important consequences to you. See "--The terms of our indebtedness impose significant restrictions on us." In addition, to qualify and remain qualified as a REIT, we must distribute to our stockholders 95% of our taxable income computed without regard to net capital gains and deductions for distributions to our stockholders and 95% of certain foreclosure income. If made, such distributions could reduce the amount of cash available to us to effect our business plan. Insufficient available funds may require us to scale back or eliminate some or all of our planned expansion. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."


         THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON US.

         Certain provisions of the indenture governing our 10% senior discount notes due 2008 (the "Notes") by and between us and The Bank of New York, as trustee (the "Indenture"), contain covenants that restrict our ability to:

         -        incur additional indebtedness;

         -        incur liens;

         -        make investments;

         -        pay dividends or make certain other restricted payments;

         -        consummate certain asset sales;

         -        consolidate with any other person; and

         - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

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

         IF WE FAIL TO PROTECT OUR RIGHTS AGAINST PERSONS CLAIMING SUPERIOR RIGHTS IN OUR COMMUNICATIONS SITES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties we acquire and rely on title warranties from sellers. Our ability to protect our rights against persons claiming superior rights in communications sites depends on our ability to:

         - recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

         - in the absence of insurance coverage, realize on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years; and

         -        realize on title covenants from landlords contained in leases.

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

         WE COMPETE WITH COMPANIES THAT HAVE GREATER FINANCIAL RESOURCES.

         We face competition for customers from various sources, including:

         - wireless communications providers and utility companies that own and operate their own communications site networks and lease communications site space to other carriers;

         - site development companies that acquire space on existing communications sites for wireless communications providers and manage new tower construction;

         -        other independent communications site companies; and

         -        traditional local independent communications site operators.

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

         OUR BUSINESS DEPENDS ON DEMAND FOR WIRELESS COMMUNICATIONS.

         Substantially all of our revenue is derived from leases of communications site space, most of which are with wireless communications providers. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular and other wireless communications services. We cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, personal communications services ("PCS"), fixed microwave, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("ESMR") and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

         -        demand for wireless services;

         - financial condition and access to capital of wireless communications providers;

         - strategy of wireless communications providers with respect to owning or leasing communications sites;

         -        government licensing of broadcast rights;

         -        changes in telecommunications regulations; and

         -        general economic conditions.

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

ITEM 2.  PROPERTIES

The following is a summary of our communications sites, as of December 31, 1999

                                                          NUMBER OF
                                      NUMBER OF         COMMUNICATIONS       TOTAL NUMBER OF
                                   COMMUNICATIONS           SITES            COMMUNICATIONS
        STATE/PROVINCE              SITES OWNED         MANAGED/LEASED            SITES
--------------------------------------------------------------------------------------------
Florida                                 251                  117                   368
Georgia                                 220                   55                   275
Texas                                   121                   44                   165
Alabama                                 125                   34                   159
Louisiana                               134                   13                   147
California                               66                   73                   139
Illinois                                 19                  107                   126
North Carolina                           81                   38                   119
South Carolina                           74                   40                   114
Tennessee                                81                   31                   112
Ontario, Canada                           9                   96                   105
Ohio                                     17                   65                    82
New York                                 37                   43                    80
Mississippi                              66                   13                    79
Quebec, Canada                           25                   50                    75
Michigan                                  8                   66                    74
Iowa                                     45                   17                    62
Virginia                                 43                   17                    60
Pennsylvania                             12                   42                    54
Indiana                                   4                   49                    53
Wisconsin                                12                   37                    49
Maryland                                 24                   18                    42
Alberta, Canada                          22                   16                    38
Kentucky                                 18                   20                    38
Washington                               27                   10                    37
British Columbia, Canada                  6                   29                    35
New Jersey                               11                   23                    34
Minnesota                                12                   19                    31
Missouri                                  7                   23                    30
Colorado                                 14                   14                    28
Nebraska                                 13                   14                    27
Oklahoma                                  9                   17                    26
Massachusetts                            11                   14                    25
Arizona                                   9                   16                    25
Kansas                                    8                   15                    23
Oregon                                   10                   12                    22
Arkansas                                 11                    8                    19
Hawaii                                    5                   14                    19
South Dakota                              9                   10                    19
New Mexico                               14                    3                    17
Connecticut                               8                    8                    16
North Dakota                              5                   11                    16
New Hampshire                            12                    2                    14
West Virginia                             2                   12                    14
Maine                                     3                    9                    12
Nevada                                    5                    6                    11
Nova Scotia, Canada                       5                    4                     9
Delaware                                  4                    5                     9
Saskatchewan, Canada                      4                    5                     9
Utah                                      5                    3                     8
Alaska                                    4                    3                     7
Wyoming                                   3                    4                     7
Montana                                                        7                     7
Rhode Island                              5                    1                     6
Idaho                                     1                    5                     6
New Brunswick, Canada                                          6                     6
Washington DC                             1                    3                     4
Manitoba, Canada                                               4                     4
New Foundland, Canada                                          1                     1
Vermont                                                        1                     1
                               ----------------------------------------------------------------
                                      1,757                1,442                 3,199

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

         Our common stock began trading on the Nasdaq National Market under the symbol "BIGT" on February 19, 1999. The following table sets forth the range of high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                             HIGH             LOW
                                                                            ------          ------
     2000
     First quarter (through February 24, 2000)..........................    $55.94          $35.88
     1999
     First quarter......................................................    $15.25          $13.88
     Second quarter.....................................................    $24.50          $14.56
     Third quarter......................................................    $30.00          $22.38
     Fourth quarter.....................................................    $44.00          $20.50


         On February 24, 2000, the last sale price of our common stock as reported on the Nasdaq National Market was $51.00 per share. On February 24, 2000, there were 86 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data for the period of our inception (May 3, 1995) through December 31, 1995 and for each of the four years ended December 31, 1996, 1997, 1998 and 1999 were derived from our audited consolidated historical financial statements, including the related notes thereto. The selected historical consolidated financial information should be read in conjunction with and are qualified in their entirety by, the information contained in our consolidated audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                        PERIOD FROM                   YEARS ENDED DECEMBER 31,
                                                         INCEPTION     ----------------------------------------------------
                                                       (MAY 3, 1995)
                                                          THROUGH
                                                        DECEMBER 31,
                                                            1995          1996          1997          1998          1999
                                                       -------------   ----------    ----------    ---------- -----------------
                                                                                                                    See
                                                                                                              (Restated-Note 1
                                                                                                                to Financial
                                                                                                                 Statements)
                                                                      (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Revenue ..............................................   $      733    $    4,842    $   12,881    $   32,019   $    85,119
Direct operating expenses, excluding depreciation
   and amortization ..................................          181         1,135         2,633         6,166        25,255
                                                         ----------    ----------    ----------    ----------   -----------
Gross margin, excluding depreciation and
   amortization ......................................          552         3,707        10,248        25,853        59,864
Other expenses:
   General and administrative(a) .....................          306           916         1,367         4,175         4,865
   Corporate development(a) ..........................          369         1,421         3,723         6,382        11,637
   State franchise, excise and minimum taxes .........           --            26            67           686         1,108
   Depreciation and amortization .....................          282         2,041         6,335        22,513        56,687
                                                         ----------    ----------    ----------    ----------   -----------
Loss from operations (Note 1) ........................         (405)         (697)       (1,244)       (7,903)      (14,433)
Interest expense .....................................          181         1,155         6,925        12,300        22,953
Amortization of original issue discount and debt
   issuance costs ....................................           59           164           292        16,427        23,708
                                                         ----------    ----------    ----------    ----------   -----------
Loss before extraordinary item .......................         (645)       (2,016)       (8,461)      (36,630)      (61,094)
Extraordinary loss from extinguishment of debt .......           --            --            --         5,641            --
                                                         ----------    ----------    ----------    ----------   -----------
Net loss .............................................         (645)       (2,016)       (8,461)      (42,271)      (61,094)
Dividends and accretion on preferred stock ...........           --            --            --         3,094         2,930
                                                         ----------    ----------    ----------    ----------   -----------
Loss attributable to common stock ....................   $     (645)   $   (2,016)   $   (8,461)   $  (45,365)  $   (64,024)
                                                         ==========    ==========    ==========    ==========   ===========
Basic and diluted loss per common share:
   Loss before extraordinary item ....................   $    (0.30)   $    (0.38)   $    (1.16)   $    (4.06)  $     (1.96)

   Extraordinary item ................................           --            --            --         (0.58)           --
                                                         ----------    ----------    ----------    ----------   -----------
      Net loss .......................................   $    (0.30)   $    (0.38)   $    (1.16)   $    (4.64)  $     (1.96)
                                                         ==========    ==========    ==========    ==========   ===========
Weighted average number of shares of common
  stock outstanding ..................................    2,182,103     5,336,141     7,318,717     9,781,893    32,588,050


                                                                                      December 31,
                                                       ------------------------------------------------------------------------
                                                            1995          1996          1997          1998          1999
                                                       -------------   ----------    ----------    ---------- -----------------
                                                                                                              (Restated-Note 1)
                                                                                        (IN THOUSANDS)
BALANCE SHEET DATA:
Cash and cash equivalents ............................   $       31    $       47    $    1,694    $   13,801    $   94,863
Fixed assets, net ....................................       11,532        48,327       127,946       473,942       930,620
Total assets .........................................       13,972        55,566       143,178       516,148     1,130,504
Total debt ...........................................        5,523        30,422       120,582       433,218       719,365
Stockholders' equity .................................   $    6,226    $   22,220    $   14,753    $   39,672    $  374,226

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS AS RESTATED.

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

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the acquisition of the Motorola Antenna Site business and to accrue direct costs of the acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the SEC and, after consulting with our new independent auditors, Ernst & Young LLP, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

         For the year ended December 31, 1999, the restatement reduced total assets by $28.9 million, and reduced shareholders' equity by $0.3 million, increased the net loss attributable to common shareholders and net loss per common share by $0.3 million and $0.00, respectively.

All references to 1999 amounts are to the amounts as restated.

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

                           PERIODS ENDED DECEMBER 31,

                                                                1995      1996       1997       1998        1999         TOTAL
                                                                ----      ----       ----       ----       ------       ------

Number of owned sites
   Acquired .............................................        29        119        134        517          858        1,657
Number of managed sites
   Acquired .............................................         *          *          *          *          584          584
Number of leased sites
   Acquired .............................................         *          *          *          *          858          858
Number of towers built ..................................         4          4         22         47           23          100
                                                                ---       ----       ----       ----       ------       ------
Number of sites acquired or
   built during the period ..............................        33        123        156        564        2,323        3,199
                                                                ===       ====       ====       ====       ======       ======
Number of acquisition transactions
   completed ............................................        13         49         72         82          130          346

---------------

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

         We have generated net losses since inception and at December 31, 1999, had an accumulated deficit totaling approximately $114.5 million. Due to the nature of our business (the leasing of cash-generating assets) and our plans to continue to grow the business, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

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

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of convertible preferred stock and a $39.2 million convertible promissory note, in order to minimize the risk that the ownership of the income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, the cost thereof to be reimbursed to us by PT III. Certain members of our management currently own approximately 91% of the outstanding voting stock of PT III, which represents a very limited portion of the overall equity capital of PT III. See "Business--Our Acquisition Strategy--Motorola Site Acquisition".

         We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         We estimate that the total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19.0 million. To date, such efforts have cost us approximately $11.1 million, approximately $9.4 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot offer any assurance that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

         Motorola's representations and warranties in the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. The nature and magnitude of these issues will not be fully determined until our post-closing investigation is substantially completed, but the issues could have a impact on our operations and liquidity, which impact could be significant.

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

                                                                                       YEARS ENDED DECEMBER 31,
                                                                             -------------------------------------------
                                                                              1997              1998              1999
                                                                             ------            ------           --------
                                                                                                                RESTATED
Statement of Operations Data:
     Revenue ......................................................           100.0%            100.0%            100.0%
     Operating expenses, excluding ................................            20.4              19.3              29.7
        depreciation and amortization
     Gross margin, excluding ......................................            79.6              80.7              70.3
        depreciation and amortization
Expenses:
     General and administrative ...................................            10.6              13.0               5.7
     Corporate development ........................................            28.9              19.9              13.7
     State franchise, excise and minimum taxes ....................             0.5               2.1               1.3
     Depreciation .................................................            49.2              70.3              66.6
     Loss from operations .........................................            (9.6)            (24.6)            (17.0)
     Interest expense .............................................            53.8              38.4              27.0
     Amortization of original issue discount ......................             2.3              51.3              27.9
     Loss before extraordinary items ..............................           (65.7%)          (114.3%)           (71.9)

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         Site rental increased by $53.1 million, or 166%, to $85.1 million for the year ended December 31, 1999 from $32.0 million for the year ended December 31, 1998. This additional revenue is mainly attributable to the acquisition and construction of 2,887 sites since January 1, 1998. They are as follows: 99 sites during the fourth quarter 1999, 2,027 sites during third quarter, 1999; 197 sites during first two quarters of 1999; and 564 sites during 1998. A portion of the revenue increase is related to same-sites organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $19.1 million or 310% to $25.2 million for the year ended December 31, 1999 from $6.2 million for the year ended December 31, 1998. This increase is consistent with the acquisition and construction of the 2,887 sites discussed above. Direct operating expenses as a percentage of revenue increased to 29.7% for the year ended December 31, 1999 from 19.3% for the year ended December 31, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

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

         Corporate development expenses increased $5.3 million, but decreased as a percentage of revenue to 13.7% for the year ended December 31, 1999 compared to 19.9% for the year ended December 31, 1998. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites. Additionally, we expensed approximately $1.8 million for professional fees in 1999 for assistance with acquisition related projects.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, a debt offering, and cash flow from operations. We had net working capital of $68.8 million and net working capital deficit of $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY Broadcast Partners II, L.P. ("ABRY II"), which was repaid on February 24, 1999), as of December 31, 1999 and 1998, respectively. Our ratio of total debt to stockholders' equity was 1.9 to 1.0 at December 31, 1999 and 10.9 to 1.0 at December 31, 1998.

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

         On January 24, 2000, we completed an additional public offering (the "January Offering") where we sold 10,350,000 shares of our common stock (including 3,150,000 shares sold by certain of our stockholders) at a price per share of $41.00, resulting in net proceeds to us of approximately $283 million before deducting the costs of the January Offering. The proceeds from the January Offering have initially been invested in short-term liquid securities and will be used to reduce our debt or be used with borrowings made under our credit facility to fund acquisitions and the construction of new communications sites and improvements to existing communications sites. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital investments, including acquisitions, for the year ended December 31, 1999 were $549.5 million, compared to $373.6 million in the comparable 1998 period. We spent approximately $67.7 million on capital investments during the period from October 1, 1999 through December 31, 1999, including various individually immaterial acquisitions in our current targeted acquisitions pipeline, construction and upgrading of additional towers. Depending on availability of additional capital, we expect that we may make substantial capital investments for acquisitions, construction and upgrading of additional towers in 2000.

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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes and $452,021,230 under our credit facility as of December 31, 1999:

                                                                             EXPECTED MATURITY DATE
                                                    2000        2001           2002          2003         2004         THEREAFTER
                                                    ----     -----------   -----------   -----------   -----------    ------------
Liabilities
Long-term Debt
  Fixed Rate (10.00%)............................     --              --            --            --            --    $325,000,000
  Variable Rate (Weighted Average Interest
    Rate of 8.62%)...............................     --     $35,302,123   $52,403,185   $62,663,821   $76,344,671    $225,307,430

         Our primary market risk exposure relates to the following:

                  - the interest rate risk on long-term and short-term borrowings;

                  - our ability to refinance the Notes at maturity at market rates;

                  - the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

                  - the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated Financial Statements and notes thereto and the reports of PricewaterhouseCoopers LLP, our former independent accountants, and Ernst & Young, our independent accountants, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We had a disagreement with our prior accountants, as more specifically discussed in the Current Report on Form 8-K/A filed on April 26, 2001.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS OF FORM 8-K

(a)      List of Financial Statements, Financial Statement Schedules and
         Exhibits

         1.       Financial Statements

                                                                                                                      Page
                                                                                                                     -----

                  Report of Independent Certified Public Accountants - Ernst & Young LLP...........................     39
                  Report of Independent Certified Public Accountants - PricewaterhouseCoopers LLP..................     40
                  Consolidated Balance Sheets as of December 31, 1998 and 1999 (restated)..........................     41
                  Consolidated Statements of Operations for the years ended December 31,
                      1997, 1998 and 1999 (restated)...............................................................     42
                  Consolidated Statements of Changes in Stockholders' Equity for
                      the years ended December 31, 1997, 1998 and 1999 (restated)..................................     43
                  Consolidated Statements of Cash Flows for the years ended December 31,
                      1997, 1998 and 1999 (restated)...............................................................     44
                  Notes to Consolidated Financial Statements.......................................................  45-64

         2.       Financial Statement Schedules

                  Schedule II - Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 1999.

                  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required in the related instructions are inapplicable and therefore have been omitted.

         3.       Exhibits

                  The Exhibits listed in the "Index to Exhibits" are filed as part of this Annual Report on Form 10-K/A.

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

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of
Pinnacle Holdings Inc.

We have audited the accompanying consolidated balance sheet of Pinnacle Holdings Inc. and subsidiaries as of December 31, 1999, as restated, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended, all as restated. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements, as restated, referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Holdings Inc. and subsidiaries at December 31, 1999, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements for the year ended December 31, 1999 have been restated as discussed in Note 1.

                                       /s/ Ernst & Young LLP


Tampa, Florida
April 17, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pinnacle Holdings Inc.

In our opinion, the accompanying consolidated balance sheet of Pinnacle Holdings Inc. and subsidiaries (the "Company") as of December 31, 1998 and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity for each of the two years in the period ended December 31, 1998 present fairly, in all material respects, the financial position, results of operations and cash flows of the Company at December 31, 1998 and for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 38 presents fairly, in all material respects, the information set forth therein for each of the two years in the period ended December 31, 1998 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Tampa, Florida

January 11, 1999

                             PINNACLE HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                           December 31,             December 31,
                                                                                               1998                     1999
                                                                                          --------------         -------------------
                                                                                                                 (Restated - Note 1)
                                                 Assets
Current assets:
   Cash and cash equivalents............................................................  $   13,801,190           $     94,862,918
   Accounts receivable, less allowance for doubtful accounts of
      $125,000 and $3,327,411, respectively.............................................       1,679,390                 11,774,689
   Prepaid expenses and other current assets............................................       1,432,428                  5,235,972
                                                                                          --------------           ----------------
      Total current assets..............................................................      16,913,008                111,873,579
Fixed assets, net of accumulated depreciation of $29,896,098 and $78,035,352,
   respectively.........................................................................     491,032,340                930,620,414
Leasehold interests, net of accumulated amortization of  $8,517,364.....................              --                 70,478,129
Deferred debt issue costs, net of accumulated amortization of $568,773
   and $1,547,508, respectively.........................................................       6,686,683                 14,299,519
Other assets............................................................................       1,516,070                  3,232,248
                                                                                          --------------           ----------------
                                                                                          $  516,148,101           $  1,130,503,889
                                                                                          ==============           ================
                                  Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable.....................................................................  $    3,280,809           $      7,297,498
   Accrued expenses.....................................................................       5,761,016                 25,195,483
   Deferred revenue.....................................................................       1,448,432                  3,910,551
   Current portion of long-term debt....................................................      15,692,912                  6,705,578
                                                                                          --------------           ----------------
      Total current liabilities.........................................................      26,183,169                 43,109,110
Long-term debt..........................................................................     417,524,802                712,659,042
Other liabilities.......................................................................         125,152                    510,090
                                                                                          --------------           ----------------
                                                                                             443,833,123                756,278,242
                                                                                          --------------           ----------------
Redeemable stock:
   Series A senior preferred stock, Class B common stock, and
     Class D common stock...............................................................      31,643,338                         --
   Warrants.............................................................................       1,000,000                         --
                                                                                          --------------           ----------------
                                                                                              32,643,338                         --
                                                                                          --------------           ----------------

Commitments and contingencies (Note 8)

Stockholders' equity:
  Preferred stock, $0.001 par value 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 1999
  Series B junior preferred stock.......................................................      59,928,980                         --
   Common stock:
      Class A common stock, 202,500 issued and outstanding at December 31, 1998.........             203                         --
      Class E common stock, 174,766 issued and outstanding at December 31, 1998.........             175                         --
      Common Stock, $.001 par value, 100,000,000 shares authorized; 0 and
         41,094,471 shares issued and outstanding at December 31, 1998 and
         December 31, 1999, respectively................................................              --                     41,094
   Additional paid-in capital...........................................................      33,136,302                489,090,451
   Foreign currency translation.........................................................              --                   (418,488)
   Accumulated deficit..................................................................     (53,394,020)              (114,487,410)
                                                                                          --------------           ----------------
                                                                                              39,671,640                374,225,647
                                                                                          --------------           ----------------
                                                                                          $  516,148,101           $  1,130,503,889
                                                                                          ==============           ================

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              YEAR ENDED DECEMBER 31,
                                                                               ---------------------------------------------------
                                                                                   1997              1998              1999
                                                                               ------------      ------------    -----------------
                                                                                                                 (RESTATED-NOTE 1)
Revenues .................................................................     $ 12,880,631      $ 32,018,651      $ 85,119,231

Direct operating expenses, excluding depreciation and amortization .......        2,632,274         6,165,897        25,254,928
                                                                               ------------      ------------      ------------
Gross margin, excluding depreciation and amortization ....................       10,248,357        25,852,754        59,864,303
                                                                               ------------      ------------      ------------
Other expenses:
 General and administrative ..............................................        1,367,400         4,175,477         4,865,148
 Corporate development ...................................................        3,723,180         6,381,516        11,637,120
 State franchise, excise and minimum taxes ...............................           66,942           686,040         1,107,625
 Depreciation and amortization ...........................................        6,334,769        22,512,819        56,687,097
                                                                               ------------      ------------      ------------
                                                                                 11,492,291        33,755,852        74,296,990
                                                                               ------------      ------------      ------------
Loss from operations .....................................................       (1,243,934)       (7,903,098)      (14,432,687)
Interest expense .........................................................        6,925,094        12,300,182        22,953,015
Amortization of original issue discount and debt issuance costs ..........          292,143        16,426,224        23,707,688
                                                                               ------------      ------------      ------------
Loss before extraordinary item ...........................................       (8,461,171)      (36,629,504)      (61,093,390)
Extraordinary loss from extinguishment of debt ...........................               --         5,641,573                --
                                                                               ------------      ------------      ------------
Net loss .................................................................       (8,461,171)      (42,271,077)      (61,093,390)
Payable-in-kind preferred dividends and accretion ........................               --         3,094,162         2,930,338
                                                                               ------------      ------------      ------------
Net loss attributable to common stockholders .............................     $ (8,461,171)     $(45,365,239)     $(64,023,728)
                                                                               ============      ============      ============
Basic and diluted loss attributable to common stockholders per share:
Loss before extraordinary item ...........................................     $      (1.16)     $      (4.06)     $      (1.96)
Extraordinary item .......................................................              (--)            (0.58)              (--)
                                                                               ------------      ------------      ------------
Net loss attributable to common stockholders per share ...................     $      (1.16)     $      (4.64)     $      (1.96)
                                                                               ============      ============      ============
Weighted average number of common shares outstanding .....................        7,318,717         9,781,893        32,588,050
                                                                               ============      ============      ============



   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Series B
                                                       Compre-                   Junior
                                                       hensive               Preferred Stock                  Common Stock
                                                        Income         --------------------------       -----------------------
                                                        (Loss)          Shares           Amt              Shares        Amt
                                                     ------------      ---------    -------------       ----------    ---------
Balance at December 31, 1996 .....................                            --               --               --           --
Issuance of common stock, net of
    issuance costs ...............................
Adjustment to Class B common stock ...............
Net loss .........................................   $   (461,171)
                                                     ------------      ---------    -------------       ----------    ---------
Balance at December 31, 1997 .....................   $   (461,171)            --               --               --           --
                                                     ============
Issuance of common stock, net of issuance
    costs ........................................
Distribution to Class B common
    stockholders .................................
Issuance of preferred stock, net of issuance
    costs:
    Series B Junior preferred stock ..............                         58.74    $  58,269,159
Dividends and accretion on preferred stock .......                          1.66        1,659,821
Net loss .........................................   $(42,271,077)
                                                     ------------      ---------    -------------       ----------    ---------
Balance at December 31, 1998 .....................   $(42,271,077)         60.40       59,928,980               --           --
                                                     ============
Dividends and accretion on Preferred Stock .......                          1.27        1,767,106               --           --
Issuance of common stock, net of issuance
    costs, and conversion ........................                                                      41,094,471       41,094
Liquidation of Series B Junior Preferred
    Stock ........................................                        (61.67)     (61,696,086)
Distribution of contributed capital and yield
    on various classes of common stock ...........
Foreign currency translation gain (loss) .........   $   (418,488)
Net Loss restated (Note 1) .......................   $(61,093,390)
                                                     ------------      ---------    -------------       ----------    ---------
Balance at December 31, 1999
    (Restated-Note 1) ............................   $(61,511,878)            --    $          --       41,094,471    $  41,094
                                                     ============      =========    =============       ==========    =========
                                                                Class A                      Class E
                                                              Common Stock                 Common Stock         Additional
                                                          ---------------------        --------------------       Paid-in
                                                           Shares        Amt            Shares       Amt          Capital
                                                          --------    ---------        --------    --------    -------------
Balance at December 31, 1996 .....................         202,500    $     203          51,300    $     51    $  24,881,219
Issuance of common stock, net of
    issuance costs ...............................                                       15,789          16        1,555,533
Adjustment to Class B common stock ...............                                                                  (561,000)
Net loss .........................................
                                                          --------    ---------        --------    --------    -------------
Balance at December 31, 1997 .....................         202,500          203          67,089          67       25,875,752
Issuance of common stock, net of issuance
    costs ........................................                                      107,677         108       10,767,600
Distribution to Class B common
    stockholders .................................                                                                  (412,888)
Issuance of preferred stock, net of issuance
    costs:
    Series B Junior preferred stock ..............                                                                (1,434,341)
Dividends and accretion on preferred stock .......                                                                (1,659,821)
Net loss .........................................
                                                          --------    ---------        --------    --------    -------------
Balance at December 31, 1998 .....................         202,500          203         174,766         175       33,136,302
Dividends and accretion on Preferred Stock .......                                                                (2,930,338)
Issuance of common stock, net of issuance
    costs, and conversion ........................        (202,500)        (203)       (174,766)       (175)     502,632,221
Liquidation of Series B Junior Preferred
    Stock ........................................
Distribution of contributed capital and yield
    on various classes of common stock ...........                                                               (43,747,734)
Foreign currency translation gain (loss) .........
Net Loss restated (Note 1) .......................
                                                          --------    ---------        --------    --------    -------------
Balance at December 31, 1999
    (Restated-Note 1) ............................              --    $      --              --    $     --    $ 489,090,451
                                                          ========    =========        ========    ========    =============
                                                           Accumu-         Foreign             Stock-
                                                            lated         Currency            Holders'
                                                           Deficit       Translation          Equity
                                                        -------------    -----------       -------------
Balance at December 31, 1996 .....................      $   2,661,772                      $  22,219,701
Issuance of common stock, net of
    issuance costs ...............................                                             1,555,549
Adjustment to Class B common stock ...............                                              (561,000)
Net loss .........................................          8,461,171)                        (8,461,171)
                                                        -------------      --------        -------------
Balance at December 31, 1997 .....................        (11,122,943)                        14,753,079
Issuance of common stock, net of issuance
    costs ........................................                                            10,767,708
Distribution to Class B common
    stockholders .................................                                              (412,888)
Issuance of preferred stock, net of issuance
    costs:
    Series B Junior preferred stock ..............                                            56,834,818
Dividends and accretion on preferred stock .......
Net loss .........................................        (42,271,077)                       (42,271,077)
                                                        -------------      --------        -------------
Balance at December 31, 1998 .....................        (53,394,020)                        39,671,640
Dividends and accretion on Preferred Stock .......                                            (1,163,232)
Issuance of common stock, net of issuance
    costs, and conversion ........................                                           502,672,937
Liquidation of Series B Junior Preferred
    Stock ........................................                                           (61,696,086)
Distribution of contributed capital and yield
    on various classes of common stock ...........                                           (43,747,734)
Foreign currency translation gain (loss) .........                         (418,488)            (418,488)
Net Loss restated (Note 1) .......................        (61,093,390)           --          (61,093,390)
                                                        -------------      --------        -------------
Balance at December 31, 1999
    (Restated-Note 1) ............................       (114,487,410)     (418,488)       $ 374,225,647
                                                        =============      ========        =============

   The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------------------
                                                                                  1997              1998              1999
                                                                              ------------     -------------   -----------------
                                                                                                               (RESTATED NOTE 1)
Cash flows from operating activities:
Net loss .................................................................    $ (8,461,171)    $ (42,271,077)    $ (61,093,390)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
     Depreciation and amortization .......................................       6,334,769        22,512,819        56,687,097
     Amortization of original issue discount and debt issuance costs .....         292,143        16,426,224        23,707,688
     Extraordinary loss from extinguishment of debt ......................              --         5,641,573                --
     Reserve for doubtful accounts .......................................          25,000           452,000         1,668,000
     (Increase) decrease in:
        Accounts receivable, gross .......................................      (1,118,692)         (563,815)       (8,856,196)
        Prepaid expenses and other current assets ........................        (746,299)         (394,981)          197,848
        Other assets .....................................................        (358,587)         (902,630)       (1,716,178)
     Increase (decrease) in:
        Accounts payable .................................................       1,435,305         1,038,412         1,963,175
        Accrued expenses .................................................       2,371,605         2,665,967         9,579,202
        Deferred revenue .................................................         507,037           808,972          (137,627)
        Other liabilities ................................................          44,253            20,140           384,938
                                                                              ------------     -------------     -------------
Net cash provided by operating activities ................................       8,786,534        47,714,681        83,478,947
                                                                              ------------     -------------     -------------
                                                                                   325,363         5,443,604        22,385,557
                                                                              ------------     -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Payments made in connection with acquisitions:
        Fixed assets .....................................................     (73,617,123)     (328,537,064)     (444,246,860)
        Leasehold interests in telecommunications sites ..................              --                --       (78,995,493)
        Net current liabilities acquired .................................              --                --         7,140,643
      Capital expenditures:
        Fixed assets .....................................................     (15,839,376)      (45,089,114)      (36,391,537)
                                                                              ------------     -------------     -------------
Net cash used in investing activities ....................................     (89,456,499)     (373,626,178)     (549,493,247)
                                                                              ------------     -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings under long-term debt, net ................................      89,918,073       487,247,329       563,310,130
     Repayment of long-term debt .........................................        (695,982)     (205,029,425)     (318,313,958)
     Proceeds from issuance of common stock, net .........................       1,555,549        10,767,709       500,911,897
     Proceeds from issuance of PIK preferred stock and warrants, net .....              --        87,717,116                --
     Liquidation of PIK preferred stock and warrants .....................              --                --       (93,741,617)
     Distribution of contributed capital and payment of accretion
        on various classes of common stock ...............................              --          (412,888)      (43,747,734)
                                                                              ------------     -------------     -------------
Net cash provided by financing activities ................................      90,777,640       380,289,841       608,418,718
                                                                              ------------     -------------     -------------
Effect of exchange rate changes on cash ..................................              --                --         (249,300)
                                                                              ------------     -------------     -------------

Net increase in cash and cash equivalents ................................       1,646,504        12,107,267        81,061,728
Cash and cash equivalents, beginning of period ...........................          47,419         1,693,923        13,801,190
                                                                              ------------     -------------     -------------
Cash and cash equivalents, end of period .................................    $  1,693,923     $  13,801,190     $  94,862,918
                                                                              ============     =============     =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest ...................................................    $  5,786,216     $  12,271,070     $  26,770,421
                                                                              ============     =============     =============

Non-Cash Transactions:
     Seller debt issued in acquisition ...................................    $ 19,251,850     $   2,414,965     $  10,088,931
     Payable-in-kind preferred dividends and accretion ...................    $         --     $   3,094,162     $   2,930,338
     Stock issued for acquisitions .......................................    $         --     $          --     $   8,804,163


   The accompanying notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.       RESTATEMENT

         The Company restated its audited financial statements for the year ended December 31, 1999, and its unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the Motorola Antenna Site Acquisition and to accrue direct costs of the acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the SEC and, after consulting with our new independent auditors, Ernst & Young LLP, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

         Following is a summary of selected financial data affected by the restatement of the Company's financial statements for the year ended December 31, 1999:

                                                              Year Ended December 31, 1999
                                                    ----------------------------------------------
                                                    As Previously Reported            As Restated
                                                    -----------------------------------------------
Revenues                                                $   85,421,231               $   85,119,231

Direct operating expenses, excluding
  depreciation and amortization                             24,866,769                   25,254,928
                                                        --------------               --------------
Gross margin, excluding depreciation
  and amortization                                          60,554,462                   59,864,303
General and administrative expense                           4,881,978                    4,865,148
Corporate development expense                                9,911,896                   11,637,120
State franchise, excise, and minimum taxes                   1,107,625                    1,107,625
Depreciation and amortization                               58,813,075                   56,687,097
                                                        --------------               --------------
Loss from operations                                       (14,160,112)                 (14,432,687)
                                                        --------------               --------------

Net loss                                                $  (60,820,815)              $  (61,093,390)
                                                        ==============               ==============
Net loss attributable to common stockholders            $  (63,751,153)              $  (64,023,728)
                                                        ==============               ==============
Basic and diluted loss attributable to
Common stockholders per share                                   $(1.96)                      $(1.96)


The effects of the restatement of the Company's financial statements for the year ending December 31, 1999 are as follows:

                                                           Year Ended December 31, 1999
                                                   -----------------------------------------------
                                                   As Previously Reported            As Restated
                                                   -----------------------------------------------
Fixed assets, net of accumulated depreciation           $  955,689,136             $  930,620,414
Leasehold interests                                     $   74,037,558             $   70,478,129
Total assets                                            $1,159,434,040             $1,130,503,889
Accrued expenses                                        $   53,853,059             $   25,195,483
Accumulated deficit                                     $ (114,214,835)            $ (114,487,410)

2.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

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


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Leasehold Interests

         Leasehold interests represents the Company's interest in various rooftop and other leased telecommunications sites. The Company allocates the purchase price based on discounted cash flows at the date of acquisition. Leasehold interests are amortized over the related remaining term of the lease. The average remaining terms is approximately three years.

Other Assets

         Other assets includes $168,000 of costs incurred in connection with a pending secondary public offering by the Company at December 31, 1999, which will be deducted from the net proceeds of the offering in determining the amount of additional paid in capital to be recorded upon completion of the public offering (Note 12), and tenant lease receivables recorded in connection with the revenue recognition on non-cancelable tenant leases in accordance with Financial Accounting Standards Board Opinion No. 13, "Accounting for Leases."

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

Fair Value of Financial Instruments

         The carrying amount of the Company's financial instruments at December 31, 1998 and 1999, which includes cash and accounts receivable, approximates fair value due to the short maturity of those instruments. The Company considers the variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate fair market value. The Company's Senior 10% discount notes are publicly traded and were trading based on an 11.65% yield at December 31, 1999, indicating a fair value of the Notes of approximately $212.9 million. The Company's only financial instruments not reflected at estimated market value are its interest rate swap agreements. See Note 7. The unrecorded fair value of these swaps at December 31, 1999 was approximately $0.9 million.

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

Loss Per Share

         Basic net loss attributable to common stockholders per share is based on the weighted average number of shares of common stock outstanding during each period and after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering. The computation of diluted loss per share, assuming the exercise of warrants issued in connection with the Series A Senior Preferred Stock and the Subordinated-Term Loan Agreement and the exercise of stock options granted and outstanding, has an antidilutive effect on loss per share.

Reclassifications

         Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.


4.       ACQUISITIONS - RESTATED

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

         On August 31, 1999, the Company acquired 1,858 communications sites and related assets from Motorola, Inc. ("Motorola") for $254 million, comprised of $245 million in cash and $9 million in the Company's common stock, plus fees and expenses of approximately $2.2 million (the "Motorola Antenna Site Acquisition"). The purchase price allocations related to this transaction are preliminary. However, we do not expect that the final allocation of the purchase price will be materially different from its preliminary allocation. This acquisition results in the Company having sites in all fifty States and nine Canadian Provinces. The Company transferred certain of the rooftop communication sites it acquired from Motorola to PT III.

         Included in the total purchase price recorded on the acquisition date of the Motorola acquisition were incurred costs of approximately $2.2 million. These incurred deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($1.7 million). As of December 31, 1999, the accrued deal costs were $9.3 million, comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunication sites, due diligence and closing costs ($8.8 million).

         We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         We estimate that the total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19.0 million. To date, such efforts have cost us approximately $11.1 million, approximately $9.4 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot offer any assurance that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

         Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize certain costs directly related to the acquisition whether they were incurred before or after the closing of the transaction. In our restated financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         Motorola's representations and warranties in the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. The nature and magnitude of these issues will not be fully determined until our post-closing investigation is substantially completed, but the issues could have a impact on our operations and liquidity, which impact could be significant.

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

                                                                     Pro Forma
                                                        -----------------------------------
                                                         December 31,        December 31,
                                                             1998                1999
                                                        -------------     -----------------
                                                                          (Restated-Note 1)
                                                                          -----------------
                                                         (unaudited)         (unaudited)
Revenue ..........................................      $ 138,178,831       $ 184,771,839
Gross profit, excluding depreciation and .........         81,149,927         122,455,408
    Amortization
Loss before extraordinary item ...................       (104,288,842)       (129,408,415)
Net loss .........................................       (109,930,415)       (129,408,415)
Net loss attributable to common stockholders .....       (113,024,577)       (132,338,753)
Basic net loss per common share ..................      $      (11.55)      $       (4.06)


5.       FIXED ASSETS - RESTATED

         Fixed assets consist of the following:

                                                                                         December 31,
                                                                           ---------------------------------------
                                                                                1998                   1999
                                                        Estimated useful   --------------       ------------------
                                                         lives in years                         (Restated-Note 13)
                                                        ----------------
Telecommunications assets:
    Telecommunications tower assets..........                    15        $  471,983,916         $  907,730,663
    Telecommunications site equipment........                  5-15            14,192,557             31,655,913
    Buildings................................                    30             5,488,737             15,826,296
    Land.....................................                                  14,613,365             37,659,121
    Construction in progress.................                                  11,241,561              9,846,611
                                                                           --------------         --------------
         Total telecommunications assets.....                                 517,520,136          1,002,718,604
Other:
    Vehicles.................................                     5               657,062                975,192
    Furniture, fixtures and other
        office equipment.....................                     5               315,345              1,233,250
    Data processing equipment................                     5             2,435,895              3,728,720
                                                                           --------------         --------------
        Total fixed assets...................                                 520,928,438          1,008,655,766
Accumulated depreciation.....................                                 (29,896,098)           (78,035,352)
                                                                           --------------         --------------
Fixed assets, net............................                              $  491,032,340         $  930,620,414
                                                                           ==============         ==============

6.       ACCRUED EXPENSES - RESTATED

         Accrued expenses consist of the following:

                                                            December 31,
                                                    ------------------------------
                                                       1998               1999
                                                    -----------        -----------
                                                                       (Restated-Note 1)
Accrued acquisition costs ..................        $ 2,429,893        $16,663,215
Interest ...................................          1,334,552          1,245,013
Professional fees ..........................            543,705            523,695
Taxes other than income ....................            736,698          2,821,380
Payroll and other ..........................            716,168          3,942,180
                                                    -----------        -----------
                                                    $ 5,761,016        $25,195,483
                                                    ===========        ===========


7.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                   December 31,          December 31,
                                                                                       1998                  1999
                                                                                   -------------         -------------
        Senior Credit Facility, interest at variable rates (8.55% to 8.63% at
             December 31, 1998 and 8.98% to 10.00% at December 31, 1999),
             secured, quarterly principal installments beginning June 30, 2000,
             maturing December 31, 2005 ...................................        $ 182,450,000         $ 452,021,230
        Senior 10% discount notes, net of unamortized original issue discount of
             $109,041,993 and $86,591,292, respectively, unsecured cash interest payable semi-annually in arrears beginning September 16, 2003, balloon principal payment of $325,000,000 due at maturity on March
             15, 2008 .....................................................          215,958,009           238,408,708
        Notes payable to former tower owners, interest from 8.5% to 13% per annum, monthly installments of principal and interest of varying amounts through December 31, 2021, secured by various letter of
             credit or guaranty by related party (Note 9) .................           19,809,705            28,934,682
        ABRY bridge loan, interest at 9% per annum, principal and interest due
             in April 1999 and September 1999 (Note 9) ....................           15,000,000                    --
                                                                                   -------------         -------------
                                                                                     433,217,714           719,364,620
        Less: current portion of long-term debt ...........................          (15,692,912)           (6,705,578)
                                                                                   -------------         -------------
        Long-term debt ....................................................        $ 417,524,802         $ 712,659,042
                                                                                   =============         =============


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

         In December 1998, the Company significantly amended its Senior Credit Facility to provide $200 million of financing. Advances under the Senior Credit Facility accrue interest at the Company's option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 2.00%. Additionally, certain financial covenants were modified. As a result of this significant modification, a write-off of the deferred debt costs of $5.6 million relating to original debt issue costs is reflected in the accompanying financial statements as an extraordinary item.

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

Interest Rate Swap

         The Company enters into interest rate swap agreements to manage the interest rate risk associated with certain of its variable rate debt. The swap agreements effectively convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. The Company is exposed to credit losses in the event of non-performance by counter-parties on these agreements, which the Company does not believe is significant. The following table summarizes the interest rate swap agreements:

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


         Approximately $51,000, $217,000 and $369,000 of interest expense was incurred in 1997, 1998 and 1999, respectively, related to the interest rate swap agreements.

8.       COMMITMENTS AND CONTINGENCIES - RESTATED

Operating Leases

         The Company is obligated under noncancellable leases for office space, machinery and equipment and site leases, which expire at various times through 2099. The majority of these leases have renewal options which range up to 10 years. Certain of the leases have purchase options at the end of the original lease term. The future minimum lease commitments under these leases at December 31, 1999 are as follows:

         Year ending
         December 31,
        2000.....................................    $       28,026,414
        2001.....................................            23,547,110
        2002.....................................            19,667,257
        2003.....................................            16,596,302
        2004.....................................            10,187,141
        2005 and thereafter......................            56,486,524
                                                     ------------------
        Total minimum lease payments.............    $      154,510,748
                                                     ==================

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

Litigation

         As previously disclosed, we are involved in an SEC investigation and the SEC Staff has requested information from us and our former independent accountants, PWC, as part of its inquiry. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as Pinnacle's auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

         We cannot predict the outcome of the SEC's investigation. Regardless of the outcome, however, it is likely that we will incur substantial costs and that the investigation will cause a diversion of our management's time and attention.

         Recently, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of E&Y to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         Florence Foster, on behalf of herself and others similarly situated, filed an action on March 23, 2001 against us, Steven R. Day, Jeffrey J. Card and Robert Wolsey in the United States District Court for the Middle District of Florida, Tampa Division, Case No.: 8:01-CV-624-T-27MSS. Subsequently, one or more substantially identical actions were filed in the same court. The named plaintiffs in these actions claimed to have filed the actions on behalf of all persons who purchased our securities during the "class period" between January 18, 2000 and March 17, 2001. The plaintiffs allege that we and two of our current officers, Steven R. Day and Robert Wolsey, and one of its former officers, Jeffrey J. Card, violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934, as amended by making misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition and other related matters in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20(a) of the Securities Exchange Act of 1934, as amended, which makes persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 10 and Rule 10b-5. The plaintiffs have requested compensatory damages, attorneys' fees, experts' fees and other relief. We intend to respond appropriately and in our best interests to these suits.

         The Company is not a party to any material legal proceedings other than routine litigation incidental to its business. In the opinion of management, the amount of ultimate liability with respect to these actions will not materially affect the financial position or results of operations of the Company.

Tenant Leases

         The following is a schedule by year of total rentals to be received for tower and rooftop space under noncancellable lease agreements as of December 31, 1999:

         Year ending
         December 31,

        2000...............................     $         60,067,027
        2001...............................               58,849,486
        2002...............................               58,704,833
        2003...............................               33,771,010
        2004...............................               31,985,533
        2005 and thereafter................              394,296,799
                                                --------------------
                                                $        637,674,688
                                                ====================

         Principally all of the leases provide for renewal at varying escalations. Leases with fixed-rate escalations have been included above.

9.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY - RESTATED

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

                                                             Vesting fraction
                                                                 of shares
                                                            remaining unvested
         Anniversary of
         the closing date
         First.....................................................1/10
         Second.....................................................1/9
         Third......................................................1/8
         Fourth.....................................................2/7
         Fifth......................................................1/2
         Sixth......................................................1/1

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

         In 1998 the Company paid $412,888 in distributions to the holders of Class B Common Stock in settlement of a distribution preference on such stock in connection with the issuance of the senior 10% discount notes (Note 7).

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

Additional Stock Information

Additional stock information is as follows:

                                                                                          December 31
                                                                             -------------------------------------
                                                                                1998                       1999
                                                                             ----------                 ----------
Preferred Stock:
    Par value per share                                                      $    0.001                 $    0.001
    Shares authorized:                                                        1,000,000                  5,000,000
      Designated as Series A Senior preferred stock                             145,000                         --
      Designated as Series B Junior preferred stock                                 100                         --
    Shares issued and outstanding:
      Series A Senior                                                            31,383                         --
      Series B Junior                                                                60                         --
Class A common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                           202,500                        n/a
    Shares issued and outstanding                                               202,500                        n/a
Class B common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                            12,000                        n/a
    Shares issued and outstanding                                                12,000                        n/a
Class C common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                           200,000                        n/a
    Shares issued and outstanding                                                    --                        n/a
Class D common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                           100,000                        n/a
    Shares issued and outstanding                                                40,000                        n/a
Class E common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                           302,500                        n/a
    Shares issued and outstanding                                               174,766                        n/a
Class F common stock:
    Par value per share                                                      $    0.001                        n/a
    Shares authorized                                                         1,000,000                        n/a
    Shares issued and outstanding                                                    --                        n/a

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

         The maximum number of shares of Common Stock that may be made subject to Awards granted under the Plan is approximately 3,000,000. In the event of any change in capitalization of the Company, however, the Committee shall adjust the maximum number and class of shares with respect to which Awards may be granted, the number and class of shares which are subject to outstanding Awards may be granted, the number and class of shares which are subject to outstanding Awards and the purchase price therefor. In addition, if any Award expires or terminates without having been exercised, the shares of Common Stock subject to the Award again become available for grant under the Plan.

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

         A summary of the Company's stock option plan for each of two years ended December 31, 1999, is summarized as follows:

                                                       Number            Exercise                Weighted Average
                                                      of Shares         Price Range               Exercise Price
                                                      ---------      ------------------          ----------------
Under option, December 31, 1998                               0          $      --                  $       --

Granted                                               2,980,693      $ 14.00 - $ 22.75              $    16.40
Forfeited                                                29,000      $ 16.50 - $ 22.75              $    19.73
                                                      ---------                                     ----------

Under option, December 31, 1999                       2,951,693      $ 14.00 - $ 22.75              $    16.36
(0 shares exercisable)

A summary of outstanding and exercisable options at December 31, 1999 is summarized as follows:

                          OPTIONS OUTSTANDING                                     OPTIONS EXERCISABLE
----------------------------------------------------------------------    ----------------------------------
                                      Weighted-
                                       average
     Range of        Number of       remaining       Weighted-average      Number of        Weighted-average
 exercise prices       shares     contractual life    exercise price         shares          exercise price
-----------------   ------------  ----------------   ----------------     ------------      ----------------
$14.00 - $16.50      2,207,693        9.34 years           $ 15.81             --                $ 0.00
$22.75                 237,000        9.79 years            $22.75             --                $ 0.00

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

                                                          Year Ended
                                                       December 31, 1999
                                                       -----------------
Net loss attributable to common stockholders:
         As reported                                     ($ 64,023,728)
         Pro forma                                       ($ 67,955,111)

Basic and diluted loss per share:
         As reported                                     ($       1.96)
         Pro forma                                       ($       2.09)

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

10.      RELATED PARTY TRANSACTIONS

         Certain board members and/or stockholders provide management services to the Company. The Company pays up to $75,000, plus certain reimbursable costs incurred on behalf of the Company, each year for such management services. The Company paid approximately $78,166, $834,192 and $232,500 for such services and related reimbursable expenses for the years ended December 31, 1997, 1998, and 1999, respectively. At December 31, 1998 and 1999, $232,500 and $0,
respectively, was due to these related parties for management services and related reimbursable costs. A balance due from current or former officers of $16,097 and $161,246 is included in other assets at December 31, 1998 and 1999, respectively. During 1997, the majority stockholder of the Company guaranteed a not payable to a tower seller of $3.9 million associated with a tower acquisition. Also see Note 7 for related party debt and Note 9 for certain related party equity transactions.

11.  EMPLOYEE BENEFIT PLAN

         Effective January 1, 1997, the Company began participating in a 401(k) plan of the majority stockholder. The plan covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old and have completed six months of service. The Company has not made any contributions to the plan.

12.      SUBSEQUENT EVENTS

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

13.      RESTATEMENT

         As described in Note 1, the unaudited quarterly financial information for the three months ended September 30, 1999 has been restated. Unaudited quarterly financial data for the year ended December 31, 1999 is as follows:

                                          As Previously   As Previously   As Previously                As Previously
                                            Reported        Reported       Reported      As Restated      Reported      As Restated
                                              Three          Three           Three          Three          Three           Three
                                             Months          Months         Months          Months         Months         Months
                                              Ended          Ended           Ended          Ended          Ended           Ended
                                            March 31,       June 30,      September 30,  September 30,   December 31,   December 31,
                                              1999            1999            1999           1999           1999           1999
                                         -------------------------------------------------------------------------------------------
                                          (unaudited)      (unaudited)    (unaudited)   (unaudited)     (unaudited)     (unaudited)
Revenues                                 $ 12,008,208    $ 13,748,759    $ 23,059,176   $ 22,757,176    $ 36,605,088   $ 36,605,088

Direct operating expenses, excluding
      depreciation and amortization
                                            2,232,651       2,594,756       6,863,660      6,986,011      13,175,702     13,441,510
                                         -------------------------------------------------------------------------------------------
Gross margin, excluding
      depreciation and amortization
                                            9,775,557      11,154,003      16,195,516     15,771,165      23,429,386     23,163,578
Other expenses:
      General and administrative
                                              843,464         768,791       1,210,505      1,243,505       2,059,218      2,009,388
      Corporate development
                                            1,711,283       1,559,781       2,459,995      2,920,787       4,180,837      5,445,269
      State franchise, excise and
      minimum taxes                           200,975         203,359         295,502        295,502         407,789        407,789
      Depreciation and amortization
                                            8,994,211      10,654,460      15,469,742     14,749,704      23,694,662     22,288,722
                                         -------------------------------------------------------------------------------------------

                                           11,749,933      13,186,391      19,435,744     19,209,498      30,342,506     30,151,168
                                         -------------------------------------------------------------------------------------------
                                           (1,974,376)

Loss from operations                                       (2,032,388)     (3,240,228)    (3,438,333)     (6,913,120)    (6,987,590)
Interest expense                            3,900,192       4,339,867       6,199,411      6,199,411       8,513,545      8,513,545
Amortization of original issue
   discount and debt issuance costs         5,428,504       5,799,189       6,107,045      6,107,045       6,372,950      6,372,950
                                         -------------------------------------------------------------------------------------------

Net loss                                  (11,303,072)    (12,171,444)    (15,546,684)   (15,744,789)    (21,799,615)   (21,874,085)
Payable-in-kind preferred dividends
and accretion                               2,930,338              --              --             --              --             --
                                         -------------------------------------------------------------------------------------------

Net loss attributable to common
stockholders                             $(14,233,410)   $(12,171,444)   $(15,546,684)  $(15,744,789)   $(21,799,615)  $(21,874,085)
                                         ============    ============    ============   ============    ============   ============

Basic and diluted loss attributable
to common stockholders per share         $      (0.79)   $      (0.38)   $      (0.40)  $      (0.38)   $      (0.53)  $      (0.50)
                                         ============    ============    ============   ============    ============   ============
Weighted average number of common
   shares outstanding                      18,067,484      32,026,000      38,842,567     38,842,567      41,094,471     41,094,471
                                         ============    ============    ============   ============    ============   ============

                           Consolidated Balance Sheet

                                                        As               As                As
                                                     Previously      Previously        Previously
                                                     Reported         Reported          Reported      As Restated
                                                     March 31,         June 30,       September 30,   September 30,
                                                       1999              1999             1999            1999
                                                 ------------------------------------------------------------------
                         Assets
Current assets:
      Cash and cash equivalents                  $   1,276,209         5,064,737      $151,868,363     151,868,363

      Accounts receivable, net
                                                     2,176,233         3,423,494         7,555,110       7,253,110
      Prepaid expenses and other current
assets                                               1,374,081         1,424,282         6,192,589       6,192,589
                                                 -------------------------------------------------------------------

      Total current assets                           4,826,523         9,912,513       165,616,062     165,314,062

Tower assets, net
                                                   553,888,537       616,606,810       861,753,326     833,811,735
Leasehold interests, net
                                                                                        81,071,025      76,266,440
Fixed assets, net
                                                     2,591,363         2,516,631         3,606,803       3,606,803
Land
                                                    15,765,504        21,587,295        31,611,851      31,234,982
Deferred debt issue costs, net
                                                     6,501,787        13,366,219        14,026,548      14,026,548
Other assets
                                                       953,542         1,287,862         2,612,601       2,612,601
                                                 -------------------------------------------------------------------
                                                 $ 584,527,256    $  665,277,330    $1,160,298,216  $ 1,126,873,171
                                                 ===================================================================

       Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable
                                                 $   4,209,825    $    6,743,652    $    4,903,801  $    4,903,801

      Accrued expenses
                                                    11,443,695        13,916,177        48,652,128      15,425,188
      Deferred revenue
                                                     2,911,099         3,043,024         4,344,308       4,344,308
      Current portion of long-term debt
                                                     1,002,136         1,074,181         6,666,384       6,666,384
                                                  ------------------------------------------------------------------
        Total current liabilities
                                                    19,566,755        24,777,034        64,566,621      31,339,681
Long-term debt
                                                   352,876,045       442,094,869       698,320,176     698,320,176
Other liabilities
                                                       183,627           267,998           359,145         359,145
                                                  ------------------------------------------------------------------
                                                   372,626,427       467,139,901       763,245,942     730,019,002

Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding at December 31, 1999
Common stock:
      Class A common stock - 202,500 and 0 shares issued and outstanding at December 31, 1998 and 1999, respectively

      Class E common stock - 174,766 and 0 shares issued and outstanding at December 31, 1998 and 1999, respectively

      Common stock, $.001 par value, 100,000,000
      shares authorized; 0 and 41,094,471 shares
      issued and outstanding at December 31, 1998
      and 1999, respectively                            32,026            32,026            41,095          41,095

      Additional paid-in capital
                                                   276,565,895       274,973,939       489,426,399     489,426,399
      Warrants                                              --                --                --              --
      Accumulated deficit                          (64,697,092)      (76,868,536)      (92,415,220)   (114,214,835)
                                                 -----------------------------------------------------------------
                                                   211,900,829       198,137,429       397,052,274     396,854,169
                                                 -----------------------------------------------------------------
                                                 $ 584,527,256    $  665,277,330    $1,160,298,216  $1,126,873,171
                                                 =================================================================

                                                                       As
                                                                   Previously
                                                                    Reported           As Restated
                                                                  December 31,         December 31,
                                                                      1999                1999
                                                               ------------------------------------
                         Assets
Current assets:
      Cash and cash equivalents                                      94,862,918          94,862,918

      Accounts receivable, net
                                                                     12,076,689          11,774,689
      Prepaid expenses and other current
assets                                                                5,235,972           5,235,972
                                                               ------------------------------------

      Total current assets                                          112,175,579         111,873,579

Tower assets, net
                                                                    912,729,304         888,979,683
Leasehold interests, net
                                                                     74,037,558          70,478,129
Fixed assets, net
                                                                      3,981,610           3,981,610
Land
                                                                     38,978,222          37,659,121
Deferred debt issue costs, net
                                                                     14,299,519          14,299,519
Other assets
                                                                      3,232,248           3,232,248
                                                               ------------------------------------
                                                               $  1,159,434,040     $ 1,130,503,889
                                                               ====================================

        Liabilities and Stockholders' Equity

Current liabilities:
      Accounts payable
                                                                      7,297,498           7,297,498

      Accrued expenses
                                                                     53,853,059          25,195,483
      Deferred revenue
                                                                      3,910,551           3,910,551
      Current portion of long-term debt
                                                                      6,705,578           6,705,578
                                                               ------------------------------------
        Total current liabilities
                                                                     71,766,686          43,109,110
Long-term debt
                                                                    712,659,042         712,659,042
Other liabilities
                                                                        510,090             510,090
                                                               ------------------------------------
                                                                    784,935,818         756,278,242

Stockholders' equity:
Series B junior preferred stock, redeemable,
   14% dividends, $.001 par value; 100 shares
   authorized; 60 and 0 shares issued and
   outstanding at December 31, 1998 and September
   30, 1999, respectively (Note 2)                                           --

Common stock:
      Class A common stock - 202,500 and 0 shares
      issued and outstanding at December 31, 1998
      and September 30, 1999, respectively
                                                                             --
      Class E common stock - 174,766 and 0 shares
      issued and outstanding at December 31, 1998
      and September 30, 1999, respectively
                                                                             --
      Common stock, $.001 par value, 100,000,000
      shares authorized; 0 and 41,094,520 shares
      issued and outstanding at December 31,1998
      and September 30, 1999, respectively                               41,094              41,094

      Additional paid-in capital                                    489,090,451         489,090,451
      Warrants                                                         (418,488)           (418,488)
      Accumulated deficit                                          (114,214,635)       (114,487,410)
                                                               ------------------------------------
                                                                    374,498,222         374,225,647
                                                               ------------------------------------
                                                               $  1,159,434,040     $ 1,130,503,889
                                                               ====================================

                     Pinnacle Holdings Inc. and Subsidiaries
           Schedule II - Schedule of Valuation and Qualifying Accounts

                                                     Balance at                                             Balance at
                                                     Beginning    Charged to                                  End of
              Description                            of Period    Operations     Deductions     Other (1)     Period
-------------------------------------------         -----------   -----------    ----------    ----------   ----------
Allowance for doubtful accounts receivable:
                December 31, 1999                    $ 125,000    $ 1,668,000    $ 703,000     $2,237,411   $3,327,411
                December 31, 1998                    $  70,000    $   452,000    $ 397,000                  $  125,000
                December 31, 1997                    $  45,000    $    25,000                               $   70,000

(1) Other includes recoveries, acquisitions of $2,578,992, and the effect of fluctuations in foreign currency.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on April 26, 2001.


                                 Pinnacle Holdings Inc.
                                 (Registrant)


                                 By: /s/ STEVEN R. DAY
                                     -------------------------------------------
                                     Steven R. Day, Chief Operating Officer
                                     Chief Financial Officer-Vice President
                                     and Secretary

                                                         INDEX TO EXHIBITS

EXHIBIT NO.                                                 DESCRIPTION
-----------         --------------------------------------------------------------------------------------------
 3.1                Amended and Restated Certificate of Incorporation of the Registrant (2)
 3.2                Bylaws of the Registrant(2)
 4.1                Indenture dated as of March 20, 1998 among the Registrant and The Bank of New York, as
                    Trustee(2)
 4.2                Exchange and Registration Rights Agreement dated as of March 20, 1998 by and among the
                    Registrant and each of the Purchasers referred to therein(2)
 4.3                Specimen Stock Certificate(5)
 4.4                Registration Agreement(4)
 4.5                Recapitalization Agreement(4)
10.1                Second Amended and Restated Credit Agreement dated February 26, 1998 by and among
                    Pinnacle Towers, Inc., a wholly-owed subsidiary of the Registrant ("PTI"), NationsBank of Texas, N.A. and Goldman, Sachs Credit Partner L.P.(2)
10.2                First Amendment to Second Amended and Restated Credit Agreement dated March 17, 1998(2)
10.3                Third Amended and Restated Credit Agreement Dated May 29, 1998(3)
10.4                First Amendment to Third Amended and Restated Credit Agreement(8)
10.5                Second Amendment to Third Amended and Restated Credit Agreement(7)
10.6                Third Amendment to Third Amended and Restated Credit Agreement (4)
10.7                Fourth Amended and Restated Credit Agreement(10)
10.8                Fifth Amended and Restated Credit Agreement (11)
10.9                Agreement for Purchase and Sale of Assets between PTI and Motorola, Inc., dated June 25,
                    1999(9)
10.10               Form of Purchase and Sale Agreement dated January 9, 1998 by and among PTI and Southern
                    Communications(2)
10.11               Form of Southern Communications Master Site Lease Agreement by and among PTI and
                    Southern Communications(2)
10.12               Form of Option to Direct Construction or Acquisition of Additional Tower Facilities by
                    and among PTI and Southern Communications(2)
10.13               Form of Exchange Agreement by and among PTI and Southern Communications(1)
10.14               Form of Lease Agreement Non-Restricted Premises(2)
10.15               Form of Lease Agreement Restricted Premises(2)
10.16               Form of Master Antenna Site Lease by and among PTI and Tylotic Communications, Inc.(2)
10.17               Contract of Sale by and among PTI and Teletouch Communications, Inc. and First Amendment
                    to Control of Sale(2)
10.18               Executive Employment Agreement between the Registrant and Robert Wolsey dated May 3,
                    1995(2)
10.19               Executive Employment Agreement between the Registrant and Steven Day dated February 17,
                    1997(2)
10.20               Executive Employment Agreement between the Registrant and James Dell'Apa dated May 3,
                    1995(2)
10.21               Subscription Agreement dated December 31, 1995 by and among ABRY II and PTI(2)
10.22               Second Amended and Restated Subscription and Stockholders Agreement dated May 16, 1996 by and among PTI, the Registrant and certain stockholders(2)
10.23               Capital Contribution Agreement dated February 26, 1998(2)
10.24               Convertible Promissory Note due 1998 dated February 11, 1998 by and among the Registrant and ABRY II(2)
10.25               Services Agreement by and among PTI and PTI II(2)
10.26               Amended Capital Contribution Agreement dated May 29, 1998(3)

                                                         INDEX TO EXHIBITS

EXHIBIT NO.                                                 DESCRIPTION
-----------         --------------------------------------------------------------------------------------------
10.27               Purchase Agreement dated as of July 7, 1998 among MobileMedia, its affiliates and the
                    Registrant(4)
10.28               Proposed Form of Master Lease for Transmitter Systems Space between the Registrant and
                    MobileMedia Communications, Inc.(4)
10.29               Amendment to Purchase Agreement dated September 2, 1998 between PTI and MobileMedia and certain of its affiliates(6)
10.30               Form of Management and Consulting Services Agreement dated as of April, 1995 between
                    Pinnacle Towers Inc. and ABRY(1)
10.31               Stock Incentive Plan(5)
10.32               Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.33               Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated
                    September 28, 1999(11)
10.34               Agreement For Purchase and Sale Agreement of Assets by and between Pinnacle Towers Inc.
                    and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.35               Services Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.36               Agreement by and between Pinnacle Towers III Inc. and Pinnacle Towers Inc., dated as of
                    September 28, 1999(11)
10.37               Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated
                    October 28, 1999(11)
10.38               Convertible Promissory Note of Pinnacle Towers III Inc., dated October 29, 1999(11)
10.39               Cost and Expense Sharing and Reimbursement Agreement by and between Pinnacle Towers Inc.
                    and Pinnacle Towers III Inc., effective as of August 31, 1999(11)
21.1                List of Subsidiaries(2)
23.1                Consent of Ernst & Young LLP
23.2                Consent of PricewaterhouseCoopers LLP
27.1                Financial Data Schedule(12)
27.2                Revised Financial Data Schedule

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

                  (12) Previously filed on February 29, 2000 with the Registrant's Annual Report on Form 10-K.