Form 10-K
period 2000-12-31
PINNACLE HOLDINGS INC
filed 2001-04-26
CIK 1058986

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              --------------------

                                    FORM 10-K

                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission file number: 0-24773

                             PINNACLE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                       DELAWARE                                 65-0652634
            --------------------------------                -------------------
              State or other jurisdiction                    (I.R.S. Employer
           of incorporation or organization)                Identification No.)

          301 North Cattlemen Road, Suite 300, Sarasota, Florida     34232
          ----------------------------------------------------------------
               (Address of principal executive offices)            (zip-code)

Registrant's telephone number, including area code:  (941) 364-8866

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             Preferred Stock
                                                             Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

         The aggregate market value of the voting common stock held by non-affiliates as of April 12, 2001 was approximately $254 million. There were 48,430,593 shares of the registrant's common stock, par value $.001 per share, outstanding on April 12, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE.

         Portions of the registrant's definitive proxy statement for its 2001 Annual Meeting of Stockholders, scheduled to be held on May 21, 2001, which proxy statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 2000, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

                                     PART I

         ITEM 1. BUSINESS

         As used in this Annual Report on Form 10-K for the fiscal year ending December 31, 2000, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its subsidiaries.

OVERVIEW

         We are a leading independent provider of wireless communications site space in the United States. We focus primarily on renting space on communications sites to providers of wireless communications services, such as personal communications services ("PCS"), cellular, paging, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("ESMR"), wireless data transmission and radio and television broadcasting. We believe that focusing on the communications site rental business allows us to achieve the highest cash flow margins with the lowest level of risk on our invested capital in the communications site business. Our growth strategy is focused on growing cash flow by increasing tenancy on our existing sites and acquiring tall towers and other site structures located in areas of high wireless rental site demand that can accommodate multiple tenants. As a result of our extensive base of communications sites and our acquisition strategy, we believe we are well-positioned to continue benefiting from the growth opportunities in the rapidly consolidating tower industry and from the strong demand for communications site rental space fueled by the growing demand for wireless services. During 2000, we expanded our business activities into acquiring and owning colocation facilities. However, after additional analysis, including assessing our stockholders' reaction to our expansion into that business and our ability to access additional capital to fund that business, we decided not to further pursue that business and to focus our efforts on the tower business.

         Since our formation in May 1995, we have focused on creating a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa. As of December 31, 2000, we have completed 572 acquisitions, acquiring 5,123 communications sites, including 2,361 owned sites, 565 "managed" sites, 936 "leased" sites, 1,156 non-revenue sites, and we have constructed 105 towers. As of April 12, 2001 we also have a letter of intent to acquire one additional communication site. Managed sites are tower or rooftop communications sites owned by others where we have the exclusive right to market antenna space. Leased sites are tower or rooftop communications sites owned by others where we have a non-exclusive right to market antenna space.

         We currently have over 3,900 customers renting space on one or more of our communications sites. Our tenants include all forms of wireless communications providers, operators of private wireless networks and government agencies, including Arch Communications, BellSouth Mobility, the Federal Bureau of Investigation, the Bureau of Alcohol, Tobacco & Firearms, Motorola, Nextel, Pagemart, Skytel, Southern Communications, Sprint PCS and Verizon. Our customers are generally responsible for the installation of their own equipment and the incremental utilities costs associated with that equipment. In addition, adding customers on a communications site does not increase our monitoring, maintenance or insurance costs. Therefore, when new customers or additional equipment are added to a communications site, we are able to increase revenue with limited incremental costs, thereby increasing cash flow margins. Furthermore, our revenue stream is typically stable as our communications site locations serve an essential function in our customers' wireless networks and cannot easily be replaced. We experienced a level of churn by our tenants in 2000 that was higher than our historical level of churn due primarily, we believe, to changes in certain customers' underlying communications technology resulting in a decrease in their need to retain their equipment on certain of our towers.

         We believe that "same site" revenue growth is a meaningful indicator of the organic growth of our business. Same site revenue growth is measured by comparing the annualized revenues of our communications sites at the end of a period to the annualized revenues for the same sites at the end of a prior period without considering revenues from the communications sites we acquired during the period. Taking into consideration leases for new tenants, we experienced same site revenue growth of approximately 19.4% gross on our owned sites for the 12 months ended December 31, 2000 on our base of communications sites as of December 31, 1999.

         During 2000, we entered into the colocation business by acquiring a colocation facility in St. Louis, Missouri, consisting of two buildings, a colocation facility in San Antonio, Texas and two other colocation facilities in Texas. Colocation facilities are buildings primarily used to house the equipment of multiple communications carriers and to provide access to communications networks. Carrier neutral colocation facilities are independently owned facilities that provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to their own network. After further analysis, we decided not to further pursue this business. We have since considered the sale of our existing colocation facilities business. Since we acquired these properties, the demand to acquire these types of properties has decreased, which has caused a decline in the resale value of these types of properties. The properties we own continue to generate significant cash flow and we have experienced revenue growth on the properties since we acquired them. In light of these cash flows and the decline in resale values referred to above, we currently are not actively marketing these properties for sale. However, we have and expect to continue to receive indications of interest from prospective buyers for these properties. Should we receive an offer for these assets at prices that are attractive, we might sell these assets.

         During 2000, we made limited investments in a subsidiary we formed to do business in the United Kingdom. As of December 31, 2000 we owned approximately a 91% interest in that subsidiary. The business of this subsidiary is the acquisition and operation of communications tower sites. In some cases, the sites have towers located on them, and in other cases we expect to construct towers on the sites we have acquired. As of December 31, 2000, we have invested a total of $4.5 million in this subsidiary. We do not expect that this business will become a significant part of our overall business operations. Currently, we expect that our investment in this business will be limited to less than $12,500,000. We have recently had discussions with third parties concerning their potential investment in this business. Such an investment could result in our retaining a minority interest in that subsidiary and no longer controlling it.

         We announced in August 2000 that we were involved in an investigation being conducted by the Securities and Exchange Commission (the "SEC"). The impact of the existence of this investigation has been significant to us. We have cooperated and intend to continue to cooperate with the SEC in its investigation. Market conditions, including a significant decline in the stock markets' valuation of tower sector public companies over the last several months, have effectively precluded us from raising capital to fund our historical levels of acquisitions and business operations. We have had preliminary discussions with a number of investors interested in making private investments in Pinnacle. However, we have thus far believed that the cost of such capital, particularly when such cost reflects the uncertainties associated with our failure to have our pending registration statement declared effective by the SEC, has not been attractive. As a result of our inability to obtain reasonably-termed capital, we have significantly curtailed our strategy of growth through acquisitions and have ceased pursuing many acquisition opportunities we were in the process of pursuing. As a result, we have had to write-off the costs that were incurred during the process of pursuing those transactions. Similarly, our inability to attract capital on reasonable terms has resulted in our deciding to terminate certain planned new tower construction projects on which we had already incurred certain costs. Accordingly, we also wrote off certain initial construction costs for projects that we decided not to further pursue. As a result of the curtailment of certain of our historical business strategies as noted above and elsewhere in this report, we have also reduced the number of our personnel. See "--Forward-Looking Statements and Associated Considerations - We are involved in an SEC Investigation" and --"We will not be able to effect our business plan if we do not have the required cash."

INDUSTRY BACKGROUND

         Communications sites are primary infrastructure components for wireless communications services such as PCS, cellular, paging, SMR, ESMR, wireless data transmission and radio and television broadcasting. Wireless communications companies require specialized wireless transmission networks in order to provide service to their customers. Each of these networks is configured to meet the requirements of a particular carrier to cover a geographic area and include transmission equipment such as antenna, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, are critical to the operation of wireless communications networks and consist of towers, rooftops and other structures on which the equipment may be placed. Wireless communications providers design their networks and select their communications sites in order to optimize their transmission frequencies, taking into account the projected geographic area the site will cover, the topography of the area and the requirements of the technology being deployed.

THE WIRELESS COMMUNICATIONS INDUSTRY

         The wireless communications industry is growing rapidly as:

         - businesses and consumers become increasingly aware of the uses and benefits of wireless communications services;

         - the costs of wireless communications services per minutes of use declines; and

         - new wireless communications features and technologies are developed.

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

         The wireless communications industry is composed of the following segments:

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

         - PCS. PCS is an emerging wireless communications technology competing with cellular that offers a digital signal that is clearer and offers greater privacy than analog cellular systems. PCS companies are expected to be substantial users of tower space primarily because:

                  - up to seven PCS licenses have been issued by the Federal Communications Commission ("FCC") in each market (versus two licenses for cellular); and

                  - PCS technology requires more communications sites to cover the same geographic area as cellular technology.

According to Cellular Telecommunications & Internet Communications Industry Association Members ("CTIA") industry publications, there were approximately 76 million wireless subscribers in the United States as of June 30, 1999, which are estimated to have grown to 97 million wireless subscribers as of June 30, 2000.

CTIA estimates that as of June 30, 2000 there were approximately 95,733 antenna sites in the United States. This number increased by approximately 20,000 antenna sites from June 30, 1999. While some of these wireless communications systems may use existing communications sites, it is expected that a large number of new sites will be required for the deployment of wireless networks. Cingular, Verizon, VoiceStream and Sprint PCS are currently building out PCS systems in the Southeast, and are placing their equipment on many of our rental communications sites, rather than constructing their own towers.

         - Paging. Paging has also enjoyed significant growth over the last 10 years. This growth was spurred by declining prices, wider geographic reach and increasing demand by consumers. While network construction by the paging industry appears to be reaching a level of maturity, even at the current subscriber levels it is expected that additional transmission frequencies and, in-turn, additional transmitter equipment will be required both to service existing paging customers and deploy new paging technologies, such as two-way paging applications. Paging companies have historically relied heavily on rental towers and are expected to continue to do so.

         - SMR/ESMR. SMR companies provide two-way radio communications primarily for commercial purposes. Two-way private business radio is used primarily for businesses engaged in dispatching personnel or equipment to work sites with users including construction and trucking companies, courier services, hospitals and taxicabs. Each service provider holds an FCC radio license that allows it to transmit over a particular frequency, and most lease space on local communications sites for transmission purposes. As a result of advances in digital technology, some wireless communications providers have begun to design or modify networks that use SMR frequencies by deploying advanced digital technologies called ESMR. ESMR increases the capacity of radio networks allowing more efficient use of allocated frequencies. These efficiencies and improvements allow ESMR to provide wireless telephone service that can compete with cellular and PCS. As more commercial users are attracted to enhanced SMR services, the demand for communications site space to support this broader use should also increase. Nextel and Southern Communications are currently the leading ESMR providers in the United States.

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

         -        Emerging Technologies and Availability of FCC Spectrum.
                  Several new entrants in the wireless communications industry are emerging as new technology becomes available and as additional radio spectrum is authorized for use by the FCC. While currently in early stages, wireless internet access may result in substantial increases in utilization of available spectrum. We believe this is likely to result in demand for additional site rental space. Wireless local loop systems provide non-mobile telecommunications services to users by transmitting voice and data over radio waves from the public switched network to the customer location. This technology allows competition for non-mobile telephone revenue (primarily commercial customers in office building environments) via the utilization of fixed wireless technology, which is typically installed on building rooftops. Wireless data transmission is also widely viewed as being in its infancy and may provide revenue growth opportunities for us in the future. Automatic Vehicle Monitoring/Location and Monitoring Services such as "Lo Jack" also require a minimum of three towers to provide their services in a particular coverage area. In addition to their current uses, we believe that monitoring/tracking service providers will use this technology to provide fleet tracking, rail and container transportation monitoring, security and access control, etc.

         These recent developments in the wireless communications industry indicate continuing opportunities for growth in the communications site rental industry. Industry analysts project continued growth in the major wireless communications industry segments and these projections all share a common outcome: more equipment needs to be installed on a limited supply of communications sites.

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

         In addition to towers, wireless communications equipment can also be placed on building rooftops. Rooftop sites are common in urban downtown areas where tall buildings are available and multiple communications sites are required because of the high volume of wireless traffic. At December 31, 2000, our total owned tower portfolio consisted of 1,642 guyed, 601 self supporting lattices, 139 monopoles and 9 rooftop sites.

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

OUR BUSINESS AND GROWTH STRATEGY

         Our objective is to create value by rapidly growing cash flow. We believe we can do this by aggressively marketing existing communications sites, as well as new site inventory we obtain primarily through acquisition, and also by selectively constructing new towers. In order to achieve this objective, we have designed and implemented a three-tiered growth strategy that includes (our inability to access capital markets, has significantly curtailed our business growth strategy):

         - increasing our revenue per tower by aggressively marketing available space;

         - continuing to acquire towers in key markets to the extent we are able to access additional capital; and

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

OUR MARKETING AND DEVELOPMENT STRATEGY

         We aggressively market rental space on our communications sites to leverage our fixed costs over a broad base of customers. Our customers are generally responsible for the installation of their own equipment and the utility costs associated with operating their equipment. In addition, adding customers to an existing communications site does not increase our monitoring, maintenance or insurance costs. Accordingly, when customers are added to an existing site, there is little expense and the additional revenue increases our cash flow margins. The key elements of our marketing and development strategy include the following:

         - We offer strategically located clusters of communications sites. By owning and assembling clusters of towers in high growth regions, we believe that we are able to offer our customers the ability to rapidly and efficiently fulfill their network expansion plans across a particular market or region, which we believe provides us with a significant competitive advantage. We also believe that the management and leasing contracts we acquired in the Motorola Antenna Site Acquisition (as defined herein) has enhanced our competitive position by allowing us to make more communications sites, in more locations, available to our customers.

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

OUR ACQUISITION STRATEGY

         Historically, we have focused on acquiring clusters of communications sites in high growth markets. We targeted tall towers that have existing tenants with capacity for more. Since the beginning of our third fiscal quarter, we have had limited access to capital to fund acquisitions. However, we believe that there remain many attractive acquisition opportunities for us to the extent we are able to access additional capital. We believe that growth through acquisition is an attractive strategy because it allows us to:

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

         If we are able to access additional capital, our acquisition strategy will continue to focus on:

         - acquiring communications sites in key markets at attractive prices as a means to offer the most desirable site rental inventory to a customer;

         - completing follow-on acquisitions to enhance our coverage in selected wireless communications markets; and

         -        entering new markets as a platform for future growth.

         In executing our acquisition strategy, we have generally targeted strategically located individual communications sites or small groups of communications sites. Our focus on individual communications sites or small groups of communications sites, however, does not preclude potential acquisitions of a large number of sites in a single transaction.

         The key elements of our acquisition strategy will continue to be as follows:

         - We target high growth wireless communications markets. We target population centers and key transportation corridors in high growth wireless communications markets. We have established a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa.

         - We target tall communications site structures. We seek to acquire all communications site structures that can accommodate a diversified customer base that uses different types of wireless technologies with different height requirements.

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

         - We employ a disciplined valuation process. We seek to acquire communications sites that have existing cash flow and identified potential for significant future cash flow growth from additional tenants. Prior to acquiring a communications site, we consider each of the following factors:

         - current population coverage of each communications site to be acquired;

         - nature and quality of the existing and potential customer base;

         -        coverage of current and future transportation corridors; and

         -        location and desirability of competing communications sites.

         - We commit significant personnel to identifying, negotiating and closing communications site acquisitions. We generally conduct extensive due diligence prior to consummating an acquisition, leveraging what we believe to be our competitive advantage in terms of our experience in, and knowledge of, the communications site rental industry. We utilize the services of independent communications site buyers who spend their time in the field identifying, evaluating and generating acquisition opportunities using a standardized process that we have developed to ensure that acquisitions are evaluated, documented and rapidly processed. In order to execute and ensure the integrity and quality of this process, we use outside independent professionals to verify certain accounting, legal and engineering data. We believe that this approach has proven effective in permitting us to more accurately predict the performance of acquired assets and reduce the risks associated with our acquisitions. However, acquisitions involve a number of potential risks, including the potential loss of customers and unanticipated events or liabilities. Because of such risks, there can be no assurance that we will be able to successfully implement our acquisition strategy. See "--Forward-Looking Statements and Associated Considerations--We depend on acquisitions and the integration of those acquisitions into our business."

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

         We have completed the following major acquisitions since March 1998:

         Southern Towers Acquisition. In March 1998, we acquired 201 towers from Southern Communications Services, Inc. for approximately $83.5 million plus fees and expenses (the "Southern Towers Acquisition"). Southern Communications is a subsidiary of Southern Company, one of the largest utility holding companies in the United States and an ESMR provider. Substantially all of the towers, which are located in Georgia, Alabama, Mississippi and Florida, were constructed within the past six years.

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

         MobileMedia Acquisition. In September 1998, we acquired 166 towers from MobileMedia Corporation ("MobileMedia") and its affiliates for approximately $170 million (the "MobileMedia Acquisition"). MobileMedia recently merged with Arch Communications, Inc., making it part of the second largest paging company in the United States.

         In connection with this acquisition, we entered into a lease arrangement to provide rental tower space to MobileMedia Communications, an affiliate of MobileMedia. This lease provides for an initial 15 year noncancellable term with one five-year renewal period, exercisable at the customer's option. Under this lease, MobileMedia Communications secured communications site space for its currently existing 683 transmitters on the acquired towers at a monthly rental rate of $1,300 per transmitter or approximately $888,000 per month. In connection with the lease, we have also given MobileMedia Communications the right to a defined pricing discount for additional communications site space on our tower portfolio that MobileMedia Communications may lease in the future as it continues to expand its paging network. We believe that the discount arrangement is an incentive for MobileMedia Communications to use us as a preferred provider of rental communications site space for new communications site locations they may require in the future.

         Motorola Antenna Site Acquisition. On August 31, 1999, we completed the acquisition of approximately 1,858 communications sites, including 499 owned sites, 526 managed sites, and 833 leased sites from Motorola, Inc. ("Motorola") for $254 million in cash and stock, plus fees and expenses (the "Motorola Antenna Site Acquisition"). The Motorola communications sites that we acquired are largely clustered in urban areas throughout the United States and Canada with over 50% of the owned sites overlapping with our existing communications site portfolio. We believe that the Motorola Antenna Site Acquisition greatly enhances our ability to offer our customers attractive tower clusters in high growth markets and transportation corridors. In addition, the Motorola managed sites that we acquired enable us to provide our customers with urban rooftop sites such as the World Trade Center in New York, Sears Tower in Chicago and the Allied Bank Building in Houston. These sites have enabled us to further diversify our customer base by providing us with an inventory of high altitude sites in urban areas. Since we closed this acquisition, we have expended considerable effort and cost to properly identify the specific details of the assets and liabilities we acquired in connection with the sites we purchased. Additionally, our employees have spent a significant amount of time integrating these assets and the data related to the individual assets into our business operations. Through those efforts, we identified a number of issues that had to be addressed regarding our ownership and control of the various sites we purchased, including the following:

- As is typical in many of the acquisitions we have completed, we discovered there were real estate title issues that needed to be cleared with respect to certain of the land we bought in the transaction. Most of those issues have been satisfactorily resolved by our efforts.

- We discovered through our extensive due diligence work that a significant number of ground leases for property underlying owned towers had expired or were about to expire. We have resolved the majority of these issues through our focused and organized efforts to renew such ground leases or by acquiring outright ownership of the land subject to the lease. Our work in this area continues as we monitor the expiration of all of our ground leases. We have a dedicated group of employees who take responsibility for monitoring this data and initiating renegotiation of leases or acquisition of the related land, as appropriate. We also discovered that a number of the communications site management agreements relating to managed rooftops and towers had expired or were about to expire. We initially dedicated a large group of employees (primarily former Motorola employees who were familiar with the assets and the owners/operators) to renewing and renegotiating these agreements. We rapidly made substantial progress towards resolving these matters. As noted above, relative to ground lease agreements, we continually monitor these agreements as to their expiration dates and we have a group of employees who are dedicated to managing, monitoring and growing the cash flows in this portion of our business.

- There were a number of management agreements, sublease agreements and ground lease agreements that required landlord consents for the transfer of the related rights in order for us to take legal control of the sites. We did not obtain such consents by the time we closed the Motorola Antenna Site Acquisition. Again, a large group of employees was dedicated immediately to obtaining such consents. After much effort, we have made substantial progress in those efforts.

         The kinds of issues described above are fairly common in our experiences in acquiring tower sites. We have developed experience and expertise in addressing such issues through the hundreds of acquisition transactions we had completed before we acquired approximately 1,858 sites from Motorola. While this transaction was larger than any other we had previously completed, the issues we confronted were not new to us, but were more voluminous in light of the size of the transaction. Based on our pre-closing due diligence on the transaction, which included a detailed review of the audited financial statements and operating data of the sites we were acquiring, we anticipated that we would encounter issues of the kinds noted above. Further, based on the substantial amount of other information we had from the seller and the pre-existing knowledge certain of our management had about the sites, we expected that most of the issues could be addressed and resolved. We believe that the significant effort we expected it would take to accomplish that task was reasonable in light of the favorable pricing of the transaction relative to comparable prices being paid for other communications sites at the time.

         In addition to the ownership and control issues noted above, our due diligence efforts on this transaction revealed that the documentation relating to tenants with equipment on the acquired sites was deficient. In order for us to ascertain the actual cash flows on each site we acquired, we had to ascertain and reconcile the revenue that had historically been recorded on those sites to the actual tenant lease agreements and the equipment that was actually physically on the sites, which we verified by individual physical audits we conducted of sites with significant revenue to verify the equipment that these preexisting tenants had installed on the towers. Because there were approximately 1,858 sites with approximately 12,000 different tenant lease agreements, the magnitude of work that was required to accumulate this data that was needed to complete this reconciliation was significant. Issues and challenges encountered through this part of our due diligence included the following:

- We found that a significant number of individual tenant agreements were not all kept in one centralized location, but disbursed amongst a number of locations. Often a number of versions of an agreement were located, with one version being in the seller's headquarters office and updates to that version or a different version in a remote office or in the files kept in the homes of field personnel. In many instances, the economics of the agreements reflected in the sellers related billing database did not match any version of an agreement located. Our physical tower audits sometimes revealed that the actual equipment that tenants had installed on a site did not match the written agreement or the seller's billing database.

- Because of the significant activity in the tower sector by multiple other tower companies at the time, we could only secure a limited supply of tower climbers to ascertain and verify the amount of equipment on each site, which significantly lengthened the amount of time that it took to complete the important physical due diligence task of inventorying customers' equipment on sites.

- In some cases, our due diligence revealed that certain lease records maintained by the seller represented leases that had been terminated by customers or that customers reflected in the records were no longer customers at the time we completed the acquisition. We removed these leases from our records.

         Acquisitions Made Through Non-Controlled Subsidiaries. We are taxed as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. The Federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of, or the income we derive from, certain assets may negatively affect our qualification as a REIT, we have acquired and held certain non-REIT qualifying assets, as well as certain potentially non-REIT qualifying assets, through our subsidiaries, Pinnacle Towers III Inc. ("PTIII") and Pinnacle Towers IV Inc. ("PTIV"). From the date of organization through December 31, 2000, we have owned substantially all of the equity interests in each of PTIII and PTIV in the form of nonvoting convertible preferred stock, as well as approximately 9% of the voting common stock. Certain of our officers have owned the remaining outstanding voting common stock of PTIII and PTIV. In addition, we have made loans in significant amounts to each of PTIII and PTIV in exchange for convertible notes.

         Pending the issuance by the Internal Revenue Service of a private letter ruling regarding whether the rooftop license and lease agreements included in the assets which we acquired from Motorola in August 1999 would constitute REIT qualifying assets and generate REIT qualifying income, we transferred such assets to PTIII in the month following our acquisition of such assets from Motorola. In connection with the transfer, we received a $39.2 million convertible promissory note, $9.8 million in nonvoting convertible preferred stock and approximately 9.1% of the outstanding voting common stock of PTIII. The convertible promissory note accrues interest at the rate of 18% per annum with interest payable quarterly and all principal and accrued interest due and payable within 30 days after demand. The nonvoting convertible preferred stock accrues dividends at 18% per annum, payable quarterly. The terms of PTIII's certificate of incorporation limit PTIII's ability to borrow money, pledge its assets, issue additional securities, make distributions to shareholders, purchase or sell assets, enter into transactions with affiliates or take certain other actions without seeking approval from its common shareholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with affiliates or sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock is limited.

         During calendar year 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PTIII and made additional loans to PTIII in exchange for approximately $10.0 million of additional convertible promissory notes of PTIII. The terms of such nonvoting convertible preferred stock and convertible promissory notes were the same as those described above which were issued to us by PTIII during 1999 in connection with our transfer to PTIII of the rooftop license and lease agreements acquired from Motorola. PTIII utilized the funds it received to acquire communications site management contracts and related assets and all of the stock of two corporations engaged primarily in the management of communication sites on behalf of third party property owners. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying.

         During calendar year 2000, we invested funds in PTIV, which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12 million in PTIV, we received a $9.6 million PTIV convertible promissory note, $2.4 million of PTIV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PTIV. Certain of our officers own the remaining outstanding voting common stock of PTIV. The terms of the convertible promissory notes and nonvoting convertible preferred stock of PTIV are the same as the terms of the convertible notes and nonvoting convertible preferred stock of PTIII described above. The certificate of incorporation of PTIV contains the same limitations as those which are described above and contained in the certificate of incorporation of PTIII.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PTIII confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PTIII had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorably with respect to such assets and income, PTIII did not elect to be taxed as a REIT for the short period year of 1999 and will not do so for the 2000 calendar year because the non-REIT income received by PTIII as a result of the acquisitions of non-REIT qualifying assets which it made prevent PTIII from satisfying certain of the gross income requirements for REIT qualification.

         We have taken several actions during 2001 to restructure our investments in PTIII and PTIV in order to comply with changes in the REIT tax law which became effective on January 1, 2001, as well as to permit the REIT qualifying assets and income of PTIII to fall under our REIT election. PTIII transferred substantially all of its non-REIT qualifying assets to Pinnacle Towers V Inc. ("PTV"), a wholly owned subsidiary of PTIII. Thereafter, we acquired all of the PTIII voting common stock owned by certain officers of Pinnacle, upon which PTIII, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PTIII will be considered as ours and covered by our REIT election on and after the date on which PTIII became wholly owned by us. We and PTV jointly elected to treat PTV as a "taxable REIT subsidiary." We and PTIV jointly elected to treat PTIV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PTIV, we acquired all of the outstanding voting common stock of PTIV owned by certain of its officers, thereby making PTIV a wholly owned "taxable REIT subsidiary" of ours.

         Each of PTIII, PTIV and PTV has entered into a cost and expense sharing and reimbursement agreement with us, pursuant to which we have provided personnel, facilities and general administrative services and overhead to each of PTIII, PTIV and PTV, in return for which each such company has agreed to reimburse us for our cost and expense allocable thereto. Each of PTIII, PTIV and PTV is required to guarantee our Senior Credit Facility (as defined herein) and each is required to grant a security interest in all of its assets to secure such guarantee.

         The Board of Directors of Pinnacle (excluding our officers who own PTIII and PTIV common stock, who abstained) approved each of the above transactions with PTIII, PTIV and PTV and determined both that such transactions were in our best interest and that such transactions were on terms no less favorable to us than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with us.

OUR NEW TOWER CONSTRUCTION STRATEGY

         An additional element of our growth strategy is to selectively construct new towers in and around major markets where we already have a presence to enhance our existing communications site clusters. Additionally, we also intend to build new towers to expand the capacity of, or otherwise improve, existing sites. In both cases, we adhere to our own requirements of return on invested capital. Tower construction is generally initiated after at least one anchor tenant is identified and after we have determined, based on market research, that the capital outlay for the construction project would exceed our minimum required return on invested capital. We do not engage in speculative construction projects or pursue large "build-to-suit" mandates. During 1998, 1999 and 2000, we constructed 47, 23 and 5 towers, respectively. As a result of opportunities generated through our sales and marketing efforts, we estimate that we will identify 50 to 100 new tower build opportunities this year, which we may or may not pursue, depending on the accessibility of capital to fund such efforts.

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

         - We are a disciplined and efficient acquirer of communications site assets. At December 31, 2000 we had a network of approximately 5,018 acquired communications sites. Through our acquisition process we identify communications sites that typically have existing cash flow and enhance our existing portfolio. We have demonstrated the ability to identify and successfully negotiate the purchase of what we believe to be value enhancing acquisitions.

         - We have the ability to successfully increase communications site rental revenue. Because of our aggressive sales and marketing efforts to all major wireless communications providers we have signed a significant number of new tenants over the last four years. Additional tenants increase the operating leverage of our communications site portfolio and generally increase our overall cash flow margins.

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

         - Stable and predictable cash flow. We believe that our business is generally characterized by predictable and stable monthly recurring revenue. Additionally, because a significant proportion of our site rental revenue is received from large companies such as Arch Communications, Nextel and the Southern Company and because the communications sites we provide are mission critical to our customers' operations (occupancy can be terminated by us if rent is not paid), we generally experience low levels of bad debt expense.

         - Barriers to entry. Communications sites are subject to a variety of Federal and local regulations that make the construction of towers difficult and increase the time and expense associated with their construction, especially in highly populated areas. As a result, we believe that in areas where we have established a critical mass of rental communications site inventory, construction of alternative communications sites will be less attractive to others due to the likelihood of lower returns on those towers. Other independent communications site companies with large build-to-suit contracts, as well as wireless communications providers seeking to construct their own proprietary, limited use towers face continued opposition by municipalities, which are reducing the opportunities for such new communications sites to be built and supporting the trend toward colocation on existing rental communications sites.

OUR OPERATIONS

         Through our centralized management structure, we are designed to be an efficient consolidator and operator of rental communications sites. This is reflected in the methods and processes that we employ in managing our day-to-day operations, including the rapid integration of acquisition, tower construction and sales and marketing data into our proprietary management information systems. This approach ensures that communications site management is coordinated across our functional areas and that the information is accurate, timely and easily available. We have invested heavily in our information systems and believe that our investments in these areas will accommodate significant additional growth. As we seek to expand our communications site portfolio, we will continue to evaluate the need to supplement our current information systems and workforce.

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

OUR CUSTOMERS AND CUSTOMER LEASES

         As of December 31, 2000, we had approximately 18,000 separate communications site leases. We have a diversified base of over 3,900 customers. As of December 31, 2000, Arch Communications, Nextel and Motorola represented 13.5%, 5.6% and 3.8%, respectively, of our revenue, on a run rate basis. See "--Forward-Looking Statements and Associated Considerations--The loss of any significant customer could adversely affect our business."

         We have a diverse mix of customers representing the various technologies and segments of the wireless communications industry. As a result, we believe that we are not dependent on any one segment of the wireless communications industry for future revenue growth. Our diverse mix of customers continued following the consummation of the Motorola Antenna Site Acquisition, although the percentage of revenue we derive from paging customers has decreased, the percentage of revenue we derive from SMR customers and private business customers has increased. The following is a summary of our approximate percentage of annualized run rate revenue by customer type (without giving effect to any pending acquisitions) as of December 31, 2000:

                                                                                            Percentage
         Customer Type                                                                      of Revenue
                                                                                            ----------
         Land Mobile.................................................................           33%
         Paging......................................................................           26%
         Wireless Telephony..........................................................           18%
         SMR.........................................................................           10%
         Data........................................................................            7%
         Broadcasting................................................................            6%
                                                                                               ---
         Total.......................................................................          100%

         In connection with the Southern Towers Acquisition, we entered into leases with Southern Communications providing that Southern Communications or one of its affiliates would be a customer on each of the 201 towers acquired. Under these leases, Southern Communications and its affiliates pay annual initial aggregate rents of $5.5 million. The leases have initial terms of 10 years with five optional renewal periods of five years, each of which is exercisable at the customer's option on the same terms as the original leases. Southern Communications has also indicated a desire to lease space on these towers in addition to the space covered by the leases referred to above. We also entered into a one year option agreement with Southern Communications whereby Southern Communications had the right to require us to use commercially reasonable efforts to supply, acquire or construct up to an additional 80 sites within Alabama, Florida, Georgia or Mississippi at locations designated by Southern Communications, for rental of sites thereon by Southern Communications or its affiliates. We constructed approximately 10 towers sites pursuant to such agreement before it terminated. Those sites were rented under the same terms as the original leases for the 201 towers described above.

         In connection with the MobileMedia Acquisition, we entered into a master lease with affiliates of MobileMedia leasing the "site spaces" at the towers that were previously utilized by MobileMedia and its affiliates for the installation and operation of transmitter systems. The master lease has a 15-year term with one five-year renewal term exercisable at the option of the customer. Rent under the master lease during the initial 15-year term is $1,300 per month per site space. During the renewal term, rent will be determined based on then existing market rental rates.

         Upon consummation of the Motorola Antenna Site Acquisition, we assumed a substantial number of tenant leases for the owned communications sites we acquired from Motorola. Most of these leases are cancelable by either party on short-term notice. Since completing the acquisition, our employees have renegotiated approximately 5,000 leases under variations of our standard lease terms, which generally have much longer terms. See "Forward-Looking Statements and Associated Considerations--There are certain risks associated with the Motorola Antenna Site Acquisition."

OUR COMPETITION

         The markets in which we operate are highly competitive. We compete with wireless communications providers who own and operate their own communications site networks, site development companies that acquire space on existing towers, rooftops and other sites, other independent communications site companies and traditional local independent communications site operators. Wireless communications providers who own and operate their own communications site networks generally are larger and have greater financial resources than we have. We believe that communications site location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. We believe that competition for tower acquisitions will increase and that additional competitors will enter the communications site rental market, some of which may have greater financial and other resources than we have. See -Forward-Looking Statements and Associated Considerations--Competition for site leasing and colocation facility customers is intense."

REGULATORY MATTERS

         Federal Regulations. Both the FCC and FAA promulgate regulations relative to towers used for wireless communications. Such regulations primarily relate to the siting, lighting and marking of towers. Although the government requires that only proposed antenna structures over 200 feet and those near public airports be submitted to the FAA for study, Pinnacle submits all proposed antenna structures to the FAA for their approval. Upon notification to the FAA of a potential new tower or a proposed change in the height or location of certain existing towers, the FAA assigns a number and conducts an aeronautical study. When the FAA determines it does not constitute a hazard to air navigation, the FAA will require certain painting and lighting requirements to be met to maximize the visibility of the tower. All towers subject to the FAA notification process must be registered by the tower owner with the FCC and such registrations must be updated when tower ownership changes. At FCC Registration, the FCC generally assigns painting and lighting requirements according to the FAA's "determination" for a structure (also known as the FAA study). The FAA Study references FAA Advisory Circular AC 70/7460-1, "Obstruction Marking and Lighting." Tower owners are responsible for notifying the nearest FAA Flight Service Station of any tower lighting outage. Once the repairs have been made, the owner must notify the FAA Flight Service Station that the tower is back in service. The FCC enforces Federal requirements that tower owners properly register, mark and light antenna towers. Failure to comply with such requirements can result in possible monetary penalties. Wireless communication devices operating on towers and other communications sites are separately regulated by the FCC and independently licensed based upon the particular frequencies used. See "Forward-Looking Statements and Associated Considerations--Our business requires compliance and approval with regulatory authorities."

         The Telecommunications Act of 1996 (the "Telecom Act") amended the Communications Act of 1934 to preserve the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers, except in limited circumstances. Most importantly, the Telecom Act prohibits state or local restrictions on towers based on the environmental effects of radio frequency emissions from antennas, provided the facilities comply with FCC emission regulations. Also, the Telecom Act provides a mechanism for judicial relief from zoning decisions that fail to comply with certain provisions of the Telecom Act. For example, the Telecom Act prohibits any state or local government action that would (i) discriminate between different wireless communications providers or (ii) ban altogether the construction, modification or placement of radio communication towers. The Telecom Act requires the Federal government to establish procedures to make available on a fair, reasonable and nondiscriminatory basis property rights-of-way and easements under Federal control for the placement of new telecommunications services. This may require that Federal agencies and departments work directly with licensees to make Federal property available for tower facilities.

         All towers must comply with the National Environmental Policy Act of 1969 as well as other Federal environmental statutes. The FCC's environmental rules place responsibility on each applicant to investigate any potential environmental effect of tower placement and operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site. See "Forward-Looking Statements and Associated Considerations--We are subject to environmental laws that impose liability without regard to fault and environmental regulations that could adversely affect our operations."

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

OUR EMPLOYEES

         As of December 31, 2000, we had approximately 237 full-time employees, of which 186 work in our Sarasota, Florida headquarters office. None of our employees are unionized, and we consider our relationship with our employees to be good.

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

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (4) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained in this Annual Report on Form 10-K include the following:

- Trends in subscriber growth for wireless communications services in the United States.

- Access to capital trends for our customer base, which will affect their ability to deploy in the future further communications equipment installations that may require additional space on our sites.

- Changes in the nature of wireless communications technology that could cause our customers to require less space on our sites.

- Our ability to access capital in the future to support a continuation of our acquisition strategy.

         WE WILL NOT BE ABLE TO EFFECT OUR BUSINESS PLAN IF WE DO NOT HAVE THE REQUIRED CASH.

         Our business plan is largely dependent upon the acquisition of additional suitable communications sites and the construction of new towers at prices we consider reasonable in light of the operating cash flow we believe we will be able to generate from such sites when acquired or constructed. We will need significant additional capital to finance future acquisitions as well as our tower construction plan and other capital expenditures. During 1998, 1999 and 2000, we made capital investments in the aggregate of approximately $373.6 million, $549.5 million and $473.7 million, respectively, in communications site acquisitions, site upgrades and new tower construction. We currently estimate that capital investments will be at least $50 million in 2001. To the extent that we commit to additional significant acquisition opportunities, that amount may materially increase. Accordingly, we cannot assure you that our actual cash requirements will not materially exceed our estimated capital requirements or our available capital.

         We historically have financed our capital expenditures through a combination of borrowings under bank credit facilities, two debt offerings, bridge financings, equity issuances, seller financing and cash flow from operations. Significant additional acquisition or tower construction opportunities will create a need for additional capital financing. In addition, if our revenue and cash flow are not as expected, or if our borrowing base is reduced as a result of operating performance, we may have limited ability to access necessary capital. We have effectively been precluded from accessing necessary capital as a result of market conditions including a significant decline in the stock market's valuation of tower sector public companies over the last several months. We cannot assure you that adequate funding will be available as needed or, if available, on terms acceptable to us or permitted under the terms of our existing indebtedness. The terms of additional debt financing could have important consequences to you. In addition, to qualify and remain qualified as a REIT, we must distribute to our stockholders 95% (90% beginning January 1, 2001) of our taxable income computed without regard to net capital gains and deductions for distributions to our stockholders and 95% (90% beginning January 1, 2001) of certain foreclosure income. If made, such distributions could reduce the amount of cash available to us to effect our business plan. Insufficient available funds may require us to scale back or eliminate some or all of our planned expansion.

         WE ARE INVOLVED IN AN SEC INVESTIGATION.

         As previously disclosed, we are involved in an SEC investigation and the SEC Staff has requested information from us and our former independent accountants, PricewaterhouseCoopers ("PWC"), as part of its inquiry. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as Pinnacle's auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

         We cannot predict the outcome of the SEC's investigation. Regardless of the outcome, however, it is likely that we will incur substantial costs and that the investigation will cause a diversion of our management's time and attention.

         Recently, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of Ernst & Young LLP ("E&Y") to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         WE DEPEND ON ACQUISITIONS AND THE INTEGRATION OF THOSE ACQUISITIONS INTO OUR BUSINESS.

         Our business plan is materially dependent upon the acquisition of additional suitable communications sites at prices we consider reasonable in light of the operating cash flow we believe we will be able to generate from these sites when acquired and our ability to finance such acquisitions. Since our inception, however, the prices of acquisitions within the industry have generally increased over time. Additionally, we compete with certain wireless communications providers, site developers and other independent communications site owners and operators for acquisitions of communications sites, some of which have greater financial and other resources than we have. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Our inability to grow by acquisition or to accurately estimate the amount of revenue that will be generated from such acquisitions may affect us adversely. Although we believe that opportunities may exist for us to grow through acquisitions, we cannot assure you that we will be able to identify and consummate acquisitions on terms we find acceptable. Certain provisions of our Senior Credit Facility and the notes may limit our ability to effect acquisitions. See "--The terms of our indebtedness impose significant restrictions on us." Further, we cannot assure you that we will be able to profitably manage and market the space on additional communications sites acquired or successfully integrate acquired sites with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, and combining disparate company cultures and facilities and operating sites in geographically diverse markets. Accordingly, we cannot assure you that one or more of our past or future acquisitions may not have a material adverse effect on our financial condition and results of operations. Due to our current inability to access additional capital in light of the investigation of us by the SEC, we are unable to fund any material amount of acquisitions.

         WE HAVE A HISTORY OF OPERATING LOSSES. WE HAVE GENERATED LOSSES FROM OPERATIONS AND NEGATIVE CASH FLOW, AND WE MAY CONTINUE TO DO SO.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 1998, 1999 and 2000, our earnings were insufficient to cover combined fixed charges and preferred dividends by approximately $6.7 million, $8.8 million and $44.5 million, respectively. We expect to continue to experience net losses in the future, principally due to interest charges on outstanding indebtedness and substantial charges relating to depreciation of our existing and future assets. These net losses may be greater than the net losses we have experienced in the past.

         OUR SUBSTANTIAL INDEBTEDNESS COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION; WE MAY INCUR SUBSTANTIALLY MORE DEBT.

         We have a high level of indebtedness. As of December 31, 2000, we had approximately $886 million of indebtedness outstanding.

         Our high level of indebtedness could have important consequences to you. For example, it could:

         - make it more difficult for us to satisfy our obligations with respect to our indebtedness;

         - increase our vulnerability to general adverse economic and industry conditions;

         -        limit our ability to obtain additional financing;

         - require the dedication of a substantial portion of our cash flow from operations to the payment of principal of, and interest on, our indebtedness, thereby reducing the availability of such cash flow to fund our growth strategy, working capital, capital expenditures or other general corporate purposes;

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

         THERE ARE CERTAIN RISKS ASSOCIATED WITH THE MOTOROLA ANTENNA SITE ACQUISITION.

         The Motorola Antenna Site Acquisition involved the acquisition of approximately 1,858 communications sites. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         The total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 of which was incurred post-closing. Such efforts have not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity.

         Motorola's representations and warranties in the Motorola Purchase Agreement did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

         In addition, we cannot assure you that tenants on the sites obtained in the Motorola Antenna Site Acquisition will not cancel their leases. We have experienced a reduction in the number of communications sites leased by Nextel for its analog SMR business. We anticipate that Nextel will continue to phase out its analog SMR business for the foreseeable future.

         PINNACLE AND TWO OF ITS CURRENT OFFICERS AND ONE FORMER OFFICER, ARE DEFENDANTS IN SEVERAL STOCKHOLDER CLASS ACTION LAWSUITS

         Pinnacle, Steven R. Day, Jeffrey J. Card and Robert Wolsey were recently named defendants in a lawsuit filed in the United States District Court for the Middle District of Florida, Tampa Division. Subsequently, one or more substantially identical lawsuits were filed in the same court. The named plaintiffs in these lawsuits claimed to have filed the lawsuits on behalf of all persons who purchased our securities during the "class period" between January 18, 2000 and March 17, 2001. The Plaintiffs allege that Pinnacle and two of its current officers, Steven R. Day and Robert Wolsey, and one of its former officers, Jeffrey J. Card, violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934, as amended by making misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition and other related matters in various press releases and filings with the SEC. The Plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20(a) of the Securities Exchange Act of 1934, as amended, which makes persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 10 and Rule 10b-5. The Plaintiffs have requested compensatory damages, attorneys' fees, experts' fees and other relief. We intend to respond appropriately and in the best interests of Pinnacle to these matters; however, we cannot assure you that we will prevail in such litigation. Securities lawsuits could result in substantial costs and divert management's attention and resources, which may have a material adverse effect on our financial condition and results of operations.

         THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON US.

         Certain provisions of the indenture governing our 10% senior discount notes due 2008 (the "Senior Discount Notes") by and between us and The Bank of New York, as trustee (the "Senior Discount Notes Indenture"), contain covenants that restrict our ability to:

         -    incur additional indebtedness;

         -    incur liens;

         -    make investments;

         -    pay dividends or make certain other restricted payments;

         -    consummate certain asset sales;

         -    consolidate with any other person; and

         - sell, assign, transfer, lease, convey or otherwise dispose of all or substantially all of our assets.

         In addition, our Senior Credit Facility (as defined herein) requires us to comply with certain financial ratios and tests, under which we are required to achieve certain financial and operating results. Our ability to meet these financial ratios and tests may be affected by events beyond our control, and we cannot assure you that they will be met. Our Senior Credit Facility also restricts our ability to enter into a new line of business. In the event of a default under our Senior Credit Facility, the lenders may declare the indebtedness immediately due and payable, which would result in a default under both the Senior Discount Notes and the indenture governing our 5.5% convertible subordinated notes due 2007 (the "Convertible Notes") by and between us and the Bank of New York, as trustee (the "Convertible Notes Indenture"). We cannot assure you that we will have sufficient assets to pay indebtedness outstanding under our Senior Credit Facility, the Senior Discount Notes and the Convertible Notes. Any refinancing of our Senior Credit Facility is likely to contain similar restrictive covenants.

         PINNACLE HOLDINGS INC. IS A HOLDING COMPANY. ITS ONLY SOURCE OF CASH IS FROM DISTRIBUTIONS FROM ITS SUBSIDIARIES.

         Pinnacle Holdings Inc. is a holding company with no operations of its own and conducts all of its business through its subsidiaries. The Senior Discount Notes and the Convertible Notes are obligations exclusively of Pinnacle Holdings Inc. Pinnacle Holdings Inc.'s only significant asset is the outstanding capital stock of its subsidiaries. Pinnacle Holdings Inc. is wholly dependent on the cash flow of its subsidiaries and dividends and distributions to it from its subsidiaries in order to service its current indebtedness, including payment of principal, premium, if any, and interest on the Senior Discount Notes and Convertible Notes, and any of its future obligations. Pinnacle Holdings Inc.'s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to its notes or to make any funds available therefor. The ability of Pinnacle Holdings Inc.'s subsidiaries to pay such dividends and distributions will be subject to, among other things, the terms of any debt instruments of its subsidiaries then in effect and applicable law. Pinnacle Holdings Inc. will need sufficient funds available to pay cash interest on the Convertible Notes and, beginning on March 15, 2003, the Senior Discount Notes and to repay the Convertible Notes and the Senior Discount Notes when required. We cannot assure you that Pinnacle Holdings Inc.'s subsidiaries will generate cash flow sufficient to pay dividends or distributions to Pinnacle Holdings Inc. in order to pay interest or other payments on the Convertible Notes and the Senior Discount Notes.

         Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of December 31, 2000, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including long-term debt, guarantees of Pinnacle Holdings Inc.'s debt, current liabilities and other liabilities) was approximately $935.2 million.

         In addition, in the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of any of Pinnacle Holdings Inc.'s subsidiaries, creditors of the subsidiary generally will have the right to be paid in full before any distribution is made to Pinnacle Holdings Inc. or the holders of the Convertible Notes or Senior Discount Notes. Accordingly, holders of the Convertible Notes and Senior Discount Notes are effectively subordinated to the claims of Pinnacle Holdings Inc.'s subsidiaries' creditors to the extent of the assets of the indebted subsidiary. This subordination could adversely affect Pinnacle Holdings Inc.'s ability to pay its obligations on the Convertible Notes and the Senior Discount Notes. We anticipate that Pinnacle Holdings Inc.'s subsidiaries will incur additional indebtedness, including indebtedness under our Senior Credit Facility, which could adversely affect Pinnacle Holdings Inc.'s ability to pay its obligations on its notes.

         IF WE FAIL TO PROTECT OUR RIGHTS AGAINST PERSONS CLAIMING SUPERIOR RIGHTS IN OUR COMMUNICATIONS SITES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties and leasehold interests we acquire and rely on title warranties from sellers and landlords. Our ability to protect our rights against persons claiming superior rights in communications sites depends on our ability to:

         - recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

         - in the absence of insurance coverage, we rely on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years; and

         -    we rely on title covenants from landlords contained in leases.

         THE LOSS OF ANY SIGNIFICANT CUSTOMER COULD ADVERSELY AFFECT OUR
         BUSINESS.

         We have certain customers that account for a significant portion of our revenue. As of December 31, 2000, Arch Communications (which acquired MobileMedia Communications in 1999 and PageNet, Inc. in 2000), Nextel and Motorola represented 13.5 %, 5.6 % and 3.8 %, respectively, of our revenue, on a run rate basis. The loss of one or more of these major customers, or a reduction in their utilization of our communications site rental space due to their insolvency or other inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition.

         THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH CONSTRUCTION OF NEW TOWERS.

         The success of our growth strategy is dependent in part on our ability to construct new towers, which has been significantly curtailed due to our inability to access capital markets. Such construction can be delayed by factors beyond our control, including zoning and local permitting requirements, availability of erection equipment and skilled construction personnel and weather conditions. Certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. In addition, as the pace of tower construction has increased in recent years, the demand for manpower and equipment needed to erect towers has been increasing. Additionally, we cannot assure you that build opportunities will become available that meet our economic criteria. Our expansion plans call for a significant increase in construction activity. We cannot assure you that we will be able to overcome the barriers to new construction or that the number of towers planned for construction will be completed. Our failure to complete the necessary construction could have a material adverse effect on our business, financial condition and results of operations.

         COMPETITION FOR SITE LEASING AND COLOCATION FACILITY CUSTOMERS IS INTENSE.

         We face competition for site leasing customers from various sources, including:

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

         In addition to competing with other carrier neutral colocation facility providers, we will compete for colocation facility customers with traditional colocation service providers, including:

         -    local phone companies;

         -    long distance phone companies; and

         -    competitive local access providers.

         Many of these competitors are substantially larger, have greater financial resources, more customers, longer operating histories, greater brand recognition and more established relationships than we have. We believe that site location and capacity, price, quality of service, type of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting communications site rental companies. We believe that competition for communications site acquisitions will increase and that additional competitors will enter the tower rental market, certain of whom may have greater financial and other resources than we have.

         OUR BUSINESS DEPENDS ON DEMAND FOR WIRELESS COMMUNICATIONS.

         Substantially all of our revenue is derived from leases of communications site space, most of which are with wireless communications providers. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular and other wireless communications services. We cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, PCS, fixed microwave, SMR, ESMR and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

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

         THE COLOCATION FACILITY BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OF ITS SHORT OPERATING HISTORY; OUR POTENTIAL DIVESTMENT OF OUR INTEREST IN COLOCATION FACILITIES COULD RESULT IN A LOSS.

         We recently acquired certain carrier neutral colocation facilities. The business of providing colocation facilities is a new industry. Although a number of emerging companies are developing similar businesses, we are not aware of any company that has successfully executed a business plan that includes colocation facilities. Accordingly, neither we nor you have the benefit of a comparable historical business model to analyze the colocation facilities and its prospects. As a result of our decision not to pursue these colocation facility business opportunities, we are currently considering our options with respect to these assets.

         SERVICE AND OTHER INTERRUPTIONS COULD LEAD TO SIGNIFICANT COSTS AND DISRUPTIONS THAT COULD REDUCE OUR REVENUE AND HARM OUR BUSINESS REPUTATION AND FINANCIAL RESULTS.

         Because service interruptions are a very serious concern for our prospective customers, a service interruption or breach of security could be very costly to us and very damaging to our reputation. Our facilities and customers' equipment are vulnerable to damage from human error, physical or electronic security breaches, power loss, other facility failures, fire, earthquake, water damage, sabotage, vandalism and similar events. In addition, our customers would be adversely affected by the failure of carriers to provide network access to our facilities as a result of any of these events. Any of these events or other unanticipated problems at one or more of our facilities could interrupt our customers' ability to provide their services from our facilities. This could damage our reputation, make it difficult to attract new customers and cause our existing customers to seek termination of their contracts with us.

         INCREASING REVENUES FROM THE COLOCATION FACILITIES WE ACQUIRED COULD BE DIFFICULT.

         The lack of available space in the colocation facilities we acquired may limit the ability to grow their revenues. In addition, the lack of non-telecommunications tenants in our colocation facilities will limit the ability to increase our revenues through the replacement of non-telecommunications customer leases with higher priced telecommunications customer leases.

         OUR BUSINESS REQUIRES COMPLIANCE AND APPROVAL WITH REGULATORY AUTHORITIES.

         The FCC and FAA regulate towers used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications equipment operating on communications sites is separately regulated and independently licensed by the FCC. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to aviation. Tower owners may have an obligation to paint towers or install lighting to conform to FAA standards and to maintain such painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities. Such factors could have a material adverse effect on our financial condition or results of operations.

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

         COMPETING TECHNOLOGIES AND OTHER ALTERNATIVES COULD REDUCE THE DEMAND FOR OUR SERVICES OR REQUIRE US TO INCUR ADDITIONAL COSTS.

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

         The demand for carrier neutral colocation facility sites will also be affected by evolving industry standards and changes in customer demands. Future advances in technology may be beneficial to, or compatible with, colocation facilities, and technological advances may not be able to be incorporated on a cost-effective and timely basis. For example the further development of wireless communications capabilities could lead to a reduced need for colocation facilities' products and services.

         WE ARE SUBJECT TO ENVIRONMENTAL LAWS THAT IMPOSE LIABILITY WITHOUT REGARD TO FAULT AND ENVIRONMENTAL REGULATIONS THAT COULD ADVERSELY AFFECT OUR OPERATIONS.

         Our operations are subject to Federal, state and local environmental laws and regulations regarding the use, storage, disposal, emission, release and remediation of hazardous and nonhazardous substances, materials or wastes. Under certain of these laws, we could be held strictly, jointly and severally liable for the remediation of hazardous substance contamination at our facilities or at third-party waste disposal sites and also could be held liable for any personal or property damage related to such contamination. Although we believe that we are in substantial compliance with and have no material liability under all applicable environmental laws, we cannot assure you that the costs of compliance with existing or future environmental laws and liability related thereto will not have a material adverse effect on our business, financial condition or results of operations.

         The FCC requires tower owners subject to the agency's antenna structure registration program to comply at the time of registration with Federal environmental rules that may restrict the siting of towers. Under these rules, tower owners are required initially to identify whether proposed sites are in environmentally sensitive locations. If so, the tower owners must prepare and file environmental assessments, which must be reviewed by the FCC staff prior to registration and construction of the particular towers.

         Our carrier neutral colocation facilities contain tanks for the storage of diesel fuel and significant quantities of lead acid batteries to provide back-up power generation and uninterrupted operation of our customers' equipment. We cannot assure you that these systems will at all times remain free from leaks or that the use of these systems will not result in spills. Any leak or spill, depending on such factors as the material involved, quantity and environmental setting could result in interruptions to our operations and expenditures that could have a material adverse effect on our business, financial condition and results of operations.

         IF WE SUSTAIN DAMAGE TO OUR COMMUNICATIONS SITES IN EXCESS OF OUR INSURANCE COVERAGE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our communications sites and colocation facilities are subject to risks from vandalism and risks associated with natural disasters such as tornadoes, hurricanes, fires and earthquakes. We maintain certain insurance to cover the cost of replacing damaged communications sites and colocation facilities and general liability insurance to protect us in the event of an accident involving a communications site or colocation facility, but we do not maintain business interruption insurance. Accordingly, damage to a group of our communications sites or colocation facilities could result in a significant loss of revenue and could have a material adverse effect on our results of operations and financial condition. In addition, a communications site or colocation facility accident for which we are uninsured or underinsured could have a material adverse effect on our financial condition or results of operations.

         WE MAY NOT BE ABLE TO REPURCHASE THE CONVERTIBLE NOTES OR THE SENIOR DISCOUNT NOTES OR REPAY DEBT UNDER OUR SENIOR CREDIT FACILITY IN THE EVENT OF A CHANGE OF CONTROL.

         Upon the occurrence of certain change of control events, holders of the Convertible Notes and the Senior Discount Notes may require Pinnacle Holdings Inc. to offer to repurchase all of their notes. Pinnacle Holdings Inc. may not have sufficient funds at the time of the change of control to make the required repurchases, or restrictions in our Senior Credit Facility may not allow such repurchases. Additionally, a "change of control" (as defined in the Convertible Notes Indenture and the Senior Discount Notes Indenture) is an event of default under our Senior Credit Facility, which would permit the lenders to accelerate the debt, which also would cause an event of default under the Convertible Notes Indenture and the Senior Discount Notes Indenture.

         The source of funds for any repurchase required as a result of any change of control will be our available cash or cash generated from operating or other sources, including borrowings, sales of assets, sales of equity or funds provided by a new controlling entity. We cannot assure you, however, that sufficient funds will be available at the time of any change of control to make any required repurchases of the Convertible Notes or the Senior Discount Notes tendered and to repay debt under our Senior Credit Facility. Furthermore, the use of available cash to fund the potential consequences of a change of control may impair our ability to obtain additional financing in the future. Any future credit agreements or other agreements relating to indebtedness to which we may become a party may contain similar restrictions and provisions.

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

         IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO A VARIETY OF TAXES AND PENALTIES.

         We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we and our "qualified REIT subsidiaries" (other corporations wholly owned by us which are not "taxable REIT subsidiaries") are not generally subject to Federal income tax. We believe that we have been organized and operated to date in such a manner as to qualify for taxation as a REIT. However, the Federal tax rules and regulations relating to REITs are highly technical and complex, and our qualification as a REIT during each taxable year (including prior years) will depend on our continuing ability to meet these requirements, through actual annual operating results, income distribution levels, stock ownership, and assets owned and sources of income received. Certain of these requirements involve factors that are not entirely within our control. Therefore, we cannot be certain that we have operated or will operate in a manner so as to qualify or remain qualified as a REIT. Any distributions made on the belief that we qualify as a REIT would not be recoverable from our stockholders in the event it is subsequently determined that we did not qualify as a REIT during the taxable year of such distributions.

         Income tax regulations provide that "real estate assets" which are required to constitute at least 75% of the value of our total assets means land or improvements thereon, such as buildings or other inherently permanent structures thereon, including items that are structural components of such buildings or structures. The Internal Revenue Service has ruled in a revenue ruling that transmitting and receiving communications towers built upon pilings or foundations similar to our towers, as well as ancillary buildings, heating and air conditioning systems and fencing constitute inherently permanent structures and are therefore "real estate assets" for purposes of the foregoing requirement. However, a number of our acquisitions have involved, and our future acquisitions may involve, assets different than the towers and related structures that were the subject of such favorable revenue ruling and for which there is no clear guidance concerning the potential impact that such assets may have on our continued ability to satisfy the REIT qualification requirements. Consequently, we are likely to encounter a greater number of interpretive issues under the REIT qualification rules than other REITs. In addition, our acquisitions will in many instances require special planning or structuring in order to retain our qualification as a REIT, including, for example, acquiring such assets through subsidiaries to the extent permissible under the REIT qualification requirements. Although we have previously considered whether to voluntarily terminate our REIT election because of the substantial limitations imposed on our operations by the REIT qualification requirements, we currently intend to maintain our REIT qualification. However, we may again in the future consider whether to voluntarily terminate our REIT election. Moreover, depending on our assessment of the strategic importance of acquisitions that may become available to us in our existing line of business or in complementary non-real estate based communications site or services activities, we may acquire, operate and derive income from assets, businesses or entities that result in an involuntary termination of our REIT election for failure to satisfy one or more of the REIT qualification requirements. In this regard, we have previously contractually committed to acquire, and in certain instances have acquired, certain assets before confirming that such assets, and the income derived from such assets, would permit us to continue to meet the qualification requirements for a REIT, and we may do so again in the future. To date, subsequent to making each such commitment or acquisition of non-REIT or potentially non-REIT assets, we structured the ownership of the assets so acquired in a manner that we believe ensured and will continue to ensure our qualification as a REIT.

         With respect to taxable years for which we are qualified as a REIT, we could be subject to a variety of taxes and penalties if we engage in certain prohibited transactions, fail to satisfy REIT distribution requirements or recognize gain on the sale or other disposition of certain types of property. If we cease to remain qualified as a REIT and we cannot utilize any of the relief provisions that may be applicable, or if we terminate our REIT election voluntarily, we will remain disqualified as a REIT for that year and the next four years, and will be subject to corporate level income tax at regular corporate rates on our net income unreduced by distributions to stockholders, together with interest and penalties to the extent applicable to prior periods. However, because we have not reported any net taxable income (determined before the deduction for dividends paid) in any of our corporate income tax returns since our filing of an election to be taxed as a REIT, unless our reported net taxable loss is adjusted, any corporate income tax liability attributable to a retroactive determination by the Internal Revenue Service that we, to date, failed to satisfy all of the requirements for REIT qualification during any such year would likely be minimal. At the present time, we do not anticipate that we will recognize net taxable income for the foreseeable future. Nevertheless, with respect to any year in which we recognize positive net taxable income, the loss of REIT status or a determination that we did not qualify as a REIT may have a material adverse affect on our financial condition or results from operations. In such circumstances, we may have made distributions to our stockholders on the belief that such distributions were necessary to retain our REIT status, however, we would neither be entitled to receive such distributions back from our stockholders nor be entitled to a tax deduction for such distributions.

         ALTHOUGH WE QUALIFY AS A REIT, WE ARE REQUIRED TO PAY SOME INCOME AND PROPERTY TAXES.

         Even if we qualify as a REIT, we are required to pay some Federal, state and local taxes on our income and property. In addition, any net taxable income earned directly by our non-controlled subsidiaries and our "taxable REIT subsidiaries" will be subject to Federal, state and local corporate tax. In addition, the REIT tax law limits each "taxable REIT subsidiary" of ours in its ability to deduct interest payments made to us to ensure that each is subject to any appropriate level of corporate income tax. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements between us or our tenants, and any taxable REIT subsidiary, are not comparable to similar arrangements between unrelated parties.

         OUR GROWTH MAY BE DIFFICULT TO MANAGE.

         Our wireless communications site business has grown rapidly. This growth has placed and we expect will continue to place a significant strain on operational, financial, management information and other systems and resources. Our ability to manage growth effectively will require us to continue to implement and improve our operational, financial and management information systems; continue to develop the management skills of our managers and supervisors and continue to train, motivate and manage our employees. Our failure to effectively manage growth could have a material adverse effect on our results of operations.

         WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE THAT COULD AFFECT YOUR INVESTMENT.

         The stock market has from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. We may become involved in this type of litigation in the future. Litigation is often expensive and diverts management's attention and resources, which could have a material adverse effect upon our business and operating results.

         WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE SALE OF PINNACLE HOLDINGS INC.

         Provisions of Pinnacle Holdings Inc.'s certificate of incorporation, its bylaws and Delaware law could make it more difficult for a third party to acquire Pinnacle Holdings Inc., even if doing so would be beneficial to its stockholders. We recently adopted a stockholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of Pinnacle in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, or could limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

ITEM 2.  PROPERTIES

The following is a summary of our communications sites, as of December 31, 2000.

            State/Province                  Owned         Managed/Leased         Totals
----------------------------------------------------------------------------------------
Texas                                          251             402                653
Florida                                        268             243                511
Georgia                                        269             106                375
Illinois                                        42             221                263
South Carolina                                 165              52                217
California                                     106             100                206
Louisiana                                      147              43                190
Tennessee                                      135              54                189
Alabama                                        147              27                174
Colorado                                        51             117                168
North Carolina                                 111              41                152
Virginia                                        68              76                144
Ontario, Canada                                  4             101                105
Ohio                                            38              62                100
Indiana                                         49              50                 99
New York                                        34              65                 99
Mississippi                                     79              14                 93
Michigan                                        31              60                 91
Quebec, Canada                                  13              62                 75
Pennsylvania                                    43              31                 74
Kentucky                                        33              34                 67
New Jersey                                      31              36                 67
Iowa                                            49              13                 62
Maryland                                        31              30                 61
Washington DC                                   47              14                 61
Utah                                            19              41                 60
Missouri                                        17              33                 50
Wisconsin                                       19              31                 50
Oklahoma                                        19              28                 47
Nebraska                                        29              16                 45
Oregon                                          26              15                 41
Alberta, Canada                                 19              17                 36
British Columbia, Canada                         5              31                 36
Kansas                                          13              22                 35
Idaho                                           11              23                 34
Arizona                                         14              19                 33
Minnesota                                       13              18                 31
Nevada                                          14              15                 29
Arkansas                                        24               4                 28
Massachusetts                                   14              13                 27
New Mexico                                      16               8                 24
New Hampshire                                   15               8                 23
West Virginia                                    3              20                 23
South Dakota                                    11              10                 21
Connecticut                                      8              11                 19
Hawaii                                           8              11                 19
Montana                                         16               2                 18
North Dakota                                     5              10                 15
Wyoming                                          6               5                 11
Maine                                            4               6                 10
Alaska                                           3               6                  9
Delaware                                         4               4                  8
Nova Scotia, Canada                              1               7                  8
Saskatchewan, Canada                             3               5                  8
New Brunswick, Canada                            0               7                  7
Washington DC                                    0               6                  6
Rhode Island                                     6               0                  6
Vermont                                          1               4                  5
Manitoba, Canada                                 0               4                  4
New Foundland, Canada                            0               1                  1
                                       -----------------------------------------------
Grand Total                                   2608            2515               5123
                                       ===============================================

ITEM 3.  LEGAL PROCEEDINGS

SEC INVESTIGATION

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

STOCKHOLDER CLASS ACTIONS

         Florence Foster, on behalf of herself and others similarly situated, filed an action on March 23, 2001 against us, Steven R. Day, Jeffrey J. Card and Robert Wolsey in the United States District Court for the Middle District of Florida, Tampa Division, Case No.: 8:01-CV-624-T-27MSS. Subsequently, one or more substantially identical actions were filed in the same court. The named plaintiffs in these actions claimed to have filed the actions on behalf of all persons who purchased our securities during the "class period" between January 18, 2000 and March 17, 2001. The plaintiffs allege that Pinnacle and two of its current officers, Steven R. Day and Robert Wolsey, and one of its former officers, Jeffrey J. Card, violated Section 10 and Rule 10b-5 of the Securities Exchange Act of 1934, as amended by making misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition and other related matters in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20(a) of the Securities Exchange Act of 1934, as amended, which makes persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 10 and Rule 10b-5. The plaintiffs have requested compensatory damages, attorneys' fees, experts' fees and other relief. We intend to respond appropriately and in our best interests to these suits.

OTHERS

         We are also from time to time involved in ordinary litigation incidental to the conduct of our business. We believe that none of such pending litigation will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         In order to qualify as a REIT for Federal income tax purposes, among other things, we must make distributions each taxable year (not including any return of capital for Federal income tax purposes) equal to at least 95% (90% beginning January 1, 2001) of our real estate investment trust taxable income and 95% (90% beginning January 1, 2001) of certain foreclosure income. The declaration of distributions is within the discretion of our board of directors and depends upon our cash available for distribution, current and projected cash requirements, tax considerations and other factors.

         We intend to make distributions to holders of our common stock only in the minimum amount necessary to satisfy the REIT distribution requirements necessary to maintain REIT status and intend to retain available cash in excess of such amount for future operation and expansion of our business. In this regard, we do not expect for the foreseeable future that we will have real estate investment trust taxable income that will be required to be distributed in order to maintain our REIT status. Any determination to declare or pay dividends in the future will be at the discretion of our board of directors and will depend upon our results of operations, financial condition and any contractual restrictions, considerations imposed by applicable law and other factors deemed relevant by our board of directors.

         Our common stock began trading on the Nasdaq National Market under the symbol "BIGT" on February 19, 1999. The following table sets forth the range of high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                                                  High         Low
                                                                                 -------     -------
         2001
         First quarter ....................................................      $ 12.69     $  6.50
         Second Quarter (through April 12, 2001)...........................      $  9.15     $  5.50
         2000
         First quarter.....................................................      $ 80.50     $ 35.88
         Second quarter....................................................      $ 66.00     $ 42.94
         Third quarter.....................................................      $ 58.50     $ 25.19
         Fourth quarter....................................................      $ 27.50     $  5.13
         1999
         First quarter.....................................................      $ 15.25     $ 13.88
         Second quarter....................................................      $ 24.50     $ 14.56
         Third quarter.....................................................      $ 30.00     $ 22.38
         Fourth quarter....................................................      $ 44.00     $ 20.50

         On April 12, 2001, the last sale price of our common stock as reported on the Nasdaq National Market was $8.97 per share. On April 12, 2001, there were 83 holders of record of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data for the five years ended December 31, 1996, 1997, 1998, 1999 and 2000 were derived from our audited consolidated historical financial statements, including the related notes thereto. The selected historical consolidated financial information should be read in conjunction with and are qualified in their entirety by, the information contained in our consolidated audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.

                                                                                YEARS ENDED DECEMBER 31,
                                                        --------------------------------------------------------------------------
                                                            1996           1997            1998            1999           2000
                                                        ------------   ------------    ------------    ------------   ------------
                                                                                (In Thousands except per share data)
STATEMENT OF OPERATIONS DATA:
Revenue                                                 $      4,842   $     12,881    $     32,019    $     85,119   $    175,648
Direct operating expenses, excluding depreciation and
amortization                                                   1,135          2,633           6,166          25,255         63,810
                                                        ------------   ------------    ------------    ------------   ------------
Gross margin, excluding depreciation and amortization          3,707         10,248          25,853          59,864        111,838
Other expenses:
     General and administrative(a)                               916          1,367           4,175           4,865         12,605
     Corporate development(a)                                  1,421          3,723           6,382          11,637         41,869
     State franchise, excise and minimum taxes                    26             67             686           1,108          1,184
     Depreciation and amortization                             2,041          6,335          22,513          56,687        115,180
                                                        ------------   ------------    ------------    ------------   ------------
Loss from operations                                            (697)        (1,244)         (7,903)        (14,433)       (59,000)
Interest expense                                               1,155          6,925          12,300          22,953         38,280
Amortization of original issue discount and debt
     issuance costs                                              164            292          16,427          23,708         27,427
Foreign currency transaction loss                                 --             --              --              --            342
Minority interest in subsidiary                                   --             --              --              --           (179)
                                                        ------------   ------------    ------------    ------------   ------------
Loss before income taxes and extraordinary item               (2,016)        (8,461)        (36,630)        (61,094)      (124,870)
Income tax benefit                                                               --              --              --            575
                                                        ------------   ------------    ------------    ------------   ------------
Loss before extraordinary item                                (2,016)        (8,461)        (36,630)        (61,094)      (124,295)
Extraordinary loss from extinguishment of debt                    --             --           5,641              --             --
                                                        ------------   ------------    ------------    ------------   ------------
Net loss                                                      (2,016)        (8,461)        (42,271)        (61,094)      (124,295)
Dividends and accretion on preferred stockholders                 --             --           3,094           2,930             --
                                                        ------------   ------------    ------------    ------------   ------------
Loss attributable to common stock                       $     (2,016)  $     (8,461)   $    (45,365)   $    (64,024)  $   (124,295)
                                                        ============   ============    ============    ============   ============
Basic and diluted loss attributable to common
stockholders per share:
     Loss attributable to common stockholders before
     extraordinary item                                 $      (0.38)  $      (1.16)   $      (4.06)   $      (1.96)  $      (2.59)
     Extraordinary item                                           --             --           (0.58)            --
                                                        ------------   ------------    ------------    ------------   ------------
       Net loss attributable to common stockholders     $      (0.38)  $      (1.16)   $      (4.64)   $      (1.96)  $      (2.59)
                                                        ============   ============    ============    ============   ============
Weighted average number of shares of common stock          5,336,141      7,318,717       9,781,893      32,588,050     47,918,183


                                                                                       DECEMBER 31,
                                                            1996           1997            1998           1999            2000
                                                        ------------   ------------    ------------    ------------   ------------
                                                                                      (in thousands)
BALANCE SHEET DATA:
Cash and cash equivalents                               $         47   $      1,694    $     13,801    $      94,863  $     44,233
Fixed assets, net                                             48,327        127,946         473,942          930,620     1,307,945
Total assets                                                  55,566        143,178         516,148        1,130,504     1,469,607
Total debt                                                    30,422        120,582         433,218          719,365       886,260
Stockholders' equity                                          22,220         14,753          39,672          374,226       534,103


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following is a discussion of our financial condition and results of operations for each of the three years ended December 31, 1998, 1999 and 2000. The discussion should be read in conjunction with our Financial Statements and notes thereto included elsewhere herein. The statements regarding the wireless communications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements include numerous risks and uncertainties, as described in "Business--Forward-Looking Statements and Associated Considerations."

THE COMPANY

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the Motorola Antenna Site Acquisition and to accrue direct costs of the Motorola Antenna Site Acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the SEC and, after consulting with our new independent auditors, E&Y, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

         For the year ended December 31, 1999, the restatement reduced total assets by $28.9 million, stockholders' equity by $0.3 million, increased net loss attributable to common stockholders and net loss attributable to common stockholders per share by $.3 million and $0.00, respectively.

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

         As of December, 2000, we have acquired 5 carrier neutral colocation facilities located in Texas, and St. Louis, Missouri for an aggregate purchase price of $68.8 million.

         Colocation facilities are buildings that provide telecommunications service providers, such as incumbent local exchange carriers, competitive local exchange carriers, fiber optic network carriers, Internet backbone providers, application service providers, and Internet data centers, square footage space to house their equipment (i.e. switches, servers, routers) and access to an interexchange carrier (typically known as long distance carriers). Independently owned carrier neutral colocation facilities provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to just their own network.

         Though we believe carrier neutral colocation facilities are characterized by high growth driven by continuing demand for voice, data and internet services and can provide a stable and recurring cash flow from a diversified customer base, on August 17, 2000 we announced our intent not to pursue additional colocation facility opportunities, due to, among other things, our limited ability to currently access additional capital discussed elsewhere herein. After further analysis we have decided not to pursue other colocation facility business opportunities and we are currently considering our options with respect to the facilities we purchased. Such options include continuing to operate the facilities, selling such assets outright, or transferring the properties and contracts to a new entity that would have other equity holders in consideration for debt, equity, cash or a combination thereof.

         The table below outlines the number of acquisitions we have completed and the corresponding wireless communication sites and carrier neutral colocation facilities as of December 31, 2000. Non-revenue producing sites are those sites acquired as part of a larger, more profitable acquisition of sites, that are not generating revenue. No value is assigned to non-revenue producing sites. The table includes a reclassification of sites to reflect a new category of non-revenue producing sites and to classify sites based on findings pursuant to due diligence efforts on acquired sites previously reported:


                   Revenue Producing Sites
                   -----------------------                                             Non-Revenue               Acquisitions
                   Owned       Managed      Leased    Built    Colocation   Subtotal      Sites         Total      Completed
                   -----       -------      -------   -----    ----------   --------    ---------       -----    ------------
1995                 29           --           --        4          --            33          --            33         13
1996                119           --           --        4          --           123          --           123         49
1997                134           --           --       22          --           156          --           156         72
1998                517           --           --       47          --           564          --           564         82
1999                858          584          858       23          --         2,323         722         3,045        130
2000                749          698           10        5           5         1,467          --         1,467        226
                -------       ------        -----     ----          --       -------       -----        ------      -----
Subtotal          2,406        1,282          868      105           5         4,666         722         5,388        572

Reclass             (50)        (717)          68        --         --          (699)        434          (265)
                -------       ------        -----     ----          --       -------       -----        ------

2000              2,356          565          936      105           5         3,967       1,156         5,123
                -------       ------        -----     ----          --       -------       -----        ------

         Since December 31, 2000, we have completed four acquisitions of five communications sites and one previously leased land site under an owned tower, for an aggregate purchase price of $1.7 million. In addition, as of and subsequent to December 31, 2000, we entered into one letter of intent to purchase one communication site that we currently believe is probable to close, reflecting an aggregate commitment to pay approximately $.1 million. This probable acquisition is subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation that may result therefrom. We have identified additional potential acquisition sites that we are not currently actively pursuing because of our limited ability to currently access capital discussed elsewhere in this report. However, should we become able to access additional capital on reasonable terms, we would likely resume efforts to evaluate acquiring those and other sites. The reclass resulted primarily from further clarification as to the nature of ownership rights in sites and reclassification of non-revenue producing sites.

         We believe that significant opportunities for growth exist by maximizing the use of our existing and future communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites. We believe that "same site" revenue growth on owned communications sites is a meaningful indicator of the quality of these sites and our ability to generate incremental revenue on such sites. It is measured by comparing the run rate revenue of our owned communications sites at the end of a period to the run rate revenue for the same owned communications sites at the end of the prior period.

         "Same-site" growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers. Taking into consideration new leases written as of December 31, 2000, we experienced "same site" revenue growth of approximately 19.4% for the year ended December 31, 2000 on the base of communications sites we owned as of December 31, 1999. For the twelve month period ended December 31, 2000, we experienced "same site" revenue growth on those communications sites in our portfolio as of December 31, 2000 at the following rates:


                                            Owned              All
                                            Sites             Sites
                                            -----             -----
         Gross new revenues                 19.4%             18.8%
         Net of cancellations               12.7%             10.2%

         Owned sites as depicted in this table are those where we own either the land, the tower or both on a tower site, or have a permanent easement on a rooftop. This would contrast to other sites in our portfolio where we have: i) contractual rights to manage towers or rooftops, either exclusively or non-exclusively; ii) have a non-permanent easement right on a rooftop site; or,
iii) lease a space on a tower owned by another tower owner for the purpose of sub-leasing to one of our tenants who needed space on a site in an area where we had no site inventory in existence.

         The new revenue rates remain strong compared to our 1999 results, especially when taking into consideration a significantly larger base of sites and revenues as of December 31, 2000 compared to December 31, 1999. We have experienced strong new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR (specialized mobile radio). In addition, we experienced rapid growth in our new business from the new technology market segments, which include data, LMDS, wireless internet, satellite radio and 911 location customers, during the twelve month period ended December 31, 2000. We expect that strong new lease activity with respect to our telephony customers will continue as they continue their aggressive build-outs, and we also look for our new technology customers to provide increasingly more significant contributions to our revenues as they become a larger part of our overall business. These new technology customers are attracted to our communication sites because they deploy at higher elevations and our portfolio of sites accommodate these elevations.

         The "net of cancellations" rates above reflect churn at rates significantly greater than those that we have previously experienced. These greater churn rates result primarily from one customer's deconstruction of its analog SMR network and the effects of certain private land mobile tenants shifting to utilizing one of the many commercial wireless services now available. We have substantially less exposure now to churn related to deconstruction of analog sites and we expect that the churn from the smaller land mobile tenants will level out soon and that churn from paging customers will remain relatively stable.

         In addition to the tenant lease churn we have discussed above, we are also experiencing a level of pressure on our revenue base from competitors for the rooftop management business. As these contracts come up for renewal with the property owners, we are experiencing instances where certain other companies, who compete with us for the right to manage these rooftops, are offering to manage these sites for a significantly lower gross margin after rent expense only than we feel it is appropriate for us to compete with. Our strategy is to own and manage sites where we can make substantial operating margins, as indicated by our results of operations, and we do not desire to dilute our operating margins for the sake of competing against companies aggressively pricing this service to rooftop owners. Therefore, we have made decisions to not renew a number of these contracts over the past year. As a result, our revenue base has been impacted as of December 31, 2000 as compared to December 31, 1999 by approximately $4.6 million on an annualized run rate basis by these decisions. The historical gross margins before depreciation and amortization on these sites have typically averaged 50%. To compete with these competitors offering this service at a 15% gross margin after rent expense is clearly not consistent with both our operating and growth strategies. As of December 31, 2000, we operated 359 rooftop sites under management rights agreements, which represented 9.0% of our total portfolio of revenue producing sites at that date. Our annualized run rate revenues from these sites as of December 31, 2000 was $8.6 million, or 4.6% of total annualized run rate revenues from all sites as of December 31, 2000. Run rate gross margin, estimated based on historical results for the twelve months ended December 31, 2000, on these sites average 51.1%, so these sites represent 3.1% of our total run rate gross margins as of December 31, 2000. In light of these recent competitive pressures, it is difficult to ascertain at this time the effects, if any, this competition will have on our revenues from rooftops we manage under management rights agreements and resulting gross margins before depreciation and amortization in the future.

         We have generated net losses since inception and at December 31, 2000, had an accumulated deficit totaling approximately $238.8 million. Due to our plans to continue to grow the business predominantly through acquisitions, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, this growth through acquisitions will continue to result in significant corporate development expenses. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of December 31, 2000, our annualized run rate revenue was approximately $187.4 million.

         On August 31, 1999, we completed the Motorola Antenna Site Acquisition and acquired approximately 1,858 communications sites from Motorola consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254 million in cash and stock, plus fees and expenses. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements;
(3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         The total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 million of which was incurred post-closing. Such efforts have not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity.

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

         While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

         For the year ended December 31, 1999 on a pro forma basis, the Motorola sites generated $55.7 million in revenue, $25.6 million in tower level cash flow and $17.7 million in EBITDA for the eight months ended prior to closing on August 31, 1999. Prior to the Motorola Antenna Site Acquisition we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs than owned towers, primarily as a result of higher rental costs related to revenue sharing with site owners. In addition, on leased sites, we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of nonvoting convertible preferred stock and a $39.2 million convertible promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PTIII agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         During 2000, we invested funds in PTIV, which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12 million in PTIV, we received a $9.6 million PTIV convertible promissory note, $2.4 million of PTIV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PTIV. Certain of our officers own the remaining outstanding voting common stock of PTIV. The terms of the convertible promissory notes and nonvoting convertible preferred stock of PTIV are the same as the terms of the convertible notes and nonvoting convertible preferred stock of PTIII described above. We also agreed to make our personnel, facilities, and general and administrative overhead available to PTIV, and PTIV agreed to reimburse us for our costs incurred in doing so.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PTIII confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PTIII had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorably with respect to such assets and income, PTIII did not elect to be taxed as a REIT for the short period year of 1999 and will not do so for the 2000 calendar year because the non-REIT income received by PTIII as a result of the acquisitions of non-REIT qualifying assets which it made during 2000 prevent PTIII from satisfying certain of the gross income requirements for REIT qualification.

         We have taken several actions during 2001 to restructure our investments in PTIII and PTIV in order to comply with changes in the REIT tax law which became effective on January 1, 2001. Such restructuring will also permit the REIT qualifying assets and income of PTIII, which were the subject of PTIII's favorable July 18, 2000 ruling of the Internal

Revenue Service, to fall under our REIT election. PTIII transferred substantially all of its non-REIT qualifying assets to Pinnacle Towers V Inc. ("PTV"), a wholly owned subsidiary of PTIII. Thereafter, we acquired all of the PTIII voting common stock owned by certain officers of Pinnacle, upon which PTIII, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PTIII will be considered as ours and covered by our REIT election on and after the date on which PTIII became wholly owned by us. We and PTV jointly elected to treat PTV as a "taxable REIT subsidiary." We and PTIV jointly elected to treat PTIV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PTIV, we acquired all of the outstanding voting common stock of PTIV owned by certain of its officers, thereby making PTIV a wholly owned "taxable REIT subsidiary" of ours.

         During 2000, we made limited investments in a subsidiary we formed to do business in the United Kingdom. As of December 31, 2000 we owned approximately a 91% interest in that subsidiary. The business of this subsidiary is the acquisition and operation of communications tower sites. In some cases, the sites have towers located on them, and in other cases we expect to construct towers on the sites we have acquired. As of December 31, 2000, we have invested a total of $4.5 million in this subsidiary. We do not expect that this business will become a significant part of our overall business operations. Currently, we expect that our investment in this business will be limited to less than $12,500,000. We have recently had discussions with third parties concerning their potential investment in this business. Such an investment could result in our retaining a minority interest in that subsidiary and no longer controlling it. The results of operations are reported on a consolidated basis with the minority interest disclosed.

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


                                                                                   Years Ended December 31,
                                                                                   ------------------------
                                                                              1998            1999            2000
                                                                              ----            ----            ----
Statement of Operations Data:
      Revenue....................................................            100.0%           100.0%         100.0%
      Operating expenses, excluding
         depreciation and amortization...........................             19.3%            29.7%          36.3%
      Gross margin, excluding
         depreciation and amortization...........................             80.7%            70.3%          63.7%
Expenses:
      General and administrative.................................             13.0%             5.7%           7.2%
      Corporate development......................................             19.9%            13.7%          23.8%
      State franchise, excise and minimum taxes..................              2.1%             1.3%           0.7%
      Depreciation...............................................             70.3%            66.6%          65.6%
Loss from operations............................................             -24.6%           -17.0%         -33.6%
Interest expense................................................              38.4%            27.0%          21.8%
Amortization of original issue discount.........................              51.3%            27.9%          15.6%
Loss before income taxes and extraordinary items................            -114.3%           -71.9%         -71.0%


   Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues increased by $90.5 million, or 106%, to $175.6 million for the year ended December 31, 2000 from $85.1 million for the year ended December 31, 1999. This additional revenue is mainly attributable to the acquisition and construction of 99 sites during the fourth quarter 1999, 2027 sites during third quarter of 1999, and 197 sites during the first two quarters of 1999. Also, the 1999 results included only four months of revenue from the Motorola Antenna Site Acquisition versus twelve months in the year ended December 31, 2000. A final portion of the revenue increase is related to "same-site" growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $38.6 million or 153% to $63.8 million for the year ended December 31, 2000 from $25.2 million for the year ended December 31, 1999. This increase is consistent with the acquisition and construction of the sites discussed above. Also, the 1999 results included only four months of operating expenses from the Motorola Antenna Site Acquisition versus twelve months in the year ended December 31, 2000. Direct operating expenses as a percentage of revenue increased to 36.3% for the year ended December 31, 2000 from 29.7% for the year ended December 31, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, many of these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 159% for the year ended December 31, 2000 to $12.6 million from $4.9 million for the year ended December 31, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third and fourth quarters totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 7.2% of revenue for the year ended December 31, 2000 from 5.7% for the year ended December 31, 1999. This increase is the result of non-recurring charges in the third and fourth quarters totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of the SEC investigation ($0.3 million).

         Corporate development expenses increased by $30.2 million or 260% to $41.9 million for the year ended December 31, 2000 from $11.6 million for the year ended December 31, 1999. Corporate development expenses increased as a percentage of revenue to 23.8% for the year ended December 31, 2000 compared to 13.7% for the year ended December 31, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period as well as significant, non-recurring charges in the third and fourth quarter totaling $19.5 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($10.7 million) and communications site construction project ($2.8 million) tower assets which the Company has chosen not to pursue at this time. Additionally, we expensed approximately $6.0 million for professional fees in 2000 for assistance with acquisition related projects, versus approximately $1.8 million in 1999.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.2 million for the year ended December 31, 2000 from $1.1 for the year ended December 31, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes.

         Interest expense, net of amortization of original issue discount, increased $15.3 million, or 67%, to $38.3 million for the year ended December 31, 2000 from $23 million for the year ended December 31, 1999. The increase in interest expense was attributable to increased senior borrowings outstanding associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the year ended December 31, 2000, plus the interest on our Convertible Notes issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $112.8 million to $377.9 million for the year ended December 31, 2000 from $265.1 million for the year ended December 31, 1999.

         Amortization of original issue discount and debt issuance cost increased $3.7 million, or 16%, to $27.4 million for the year ended December 31, 2000 from $23.7 million for the year ended December 31, 1999. The increase resulted from increased amortization of original issue discount of $2.4 million and increased amortization of debt issuance costs of $1.3 million, $0.7 million attributable to the issuance costs for the September 17, 1999 amendment to our Senior Credit Facility and $0.5 million attributable to the issuance costs for our Convertible Notes issued March 14, 2000.

         Year Ended December 31, 1999 compared to Year Ended December 31, 1998

         Revenues increased by $53.1 million, or 166%, to $85.1 million for the year ended December 31, 1999 from $32.0 million for the year ended December 31, 1998. This additional revenue is mainly attributable to the acquisition and construction of 2,887 sites since January 1, 1998. They are as follows: 99 sites during the fourth quarter 1999, 2,027 sites during third quarter, 1999; 197 sites during first two quarters of 1999; and 564 sites during 1998. A portion of the revenue increase is related to same-sites growth. Same site growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and, contractual price escalations for existing customers.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, a debt offering, and cash flow from operations. We had net working capital of $21.9 million and $68.8 million as of December 31, 2000 and 1999, respectively. Our ratio of total debt to stockholders' equity was 1.7 to 1.0 at December 31, 2000 and 1.9 to 1.0 at December 31, 1999.

Senior Credit Facility

         Our senior credit facility provides us with a $285 million revolving line of credit, with an uncommitted increase option, which could increase the revolving line of credit to $435 million, a $125 million term loan and a $110 million term loan, for a total availability of up to $670 million, of which $520 million (including letters of credit) is currently committed (the "Senior Credit Facility"). Under our revolving line of credit, we may make borrowings and repayments until June 30, 2006. Under one term loan, advances must be repaid in full by June 30, 2006. In addition, after June 30, 2001 scheduled quarterly reductions in the commitment amount begin and continue through June 30, 2006, at which time the commitment will be reduced to zero. Based on commitment and availability levels as of December 31, 2000 we anticipate that the initial payments on the revolving line of credit will be required during 2003. Quarterly principal payments on the term loans begin September 30, 2001. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term. Outstanding balances under the $125 million and $110 million term loans, $235 million as of December 31, 2000, are scheduled to be paid in full by June 30, 2006 and 2007, respectively. Advances under our Senior Credit Facility have been used primarily to fund acquisitions and construction of sites.

         As of December 31, 2000 we had $91.1 million available under our Senior Credit Facility, after giving effect to approximately $36.5 million of outstanding letters of credit, which reduced availability under our Senior Credit Facility. Effective April 30, 2000, the Senior Credit Facility requires that 50% - 75% of certain annual excess cash flows (as defined by the Senior Credit Facility agreement) be used to pay-down balances outstanding under the revolving line of credit.

         For the fiscal quarter ended December 31, 2000, the Company was not in compliance with two financial ratio covenants under its bank loan agreement. In April of 2001, the Company obtained a waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The following table summarizes the initial covenant requirements and the amended requirements for the period ended December 31, 2000 and the Company's actual ratios at the respective dates:

                                                                                                 AMENDED
          COVENANT                             ORIGINAL REQUIREMENT            ACTUAL          REQUIREMENT
          --------------------------------------------------------------------------------------------------
          Leverage Ratio                           < 5.00 to 1.00         5.05 to 1.00      < 5.40 to 1.00

          Pro Forma Debt Service Coverage Ratio    > 1.25 to 1.00         1.20 to 1.00      > 1.10 to 1.00

         The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. The amendment did not adjust the above ratio requirements for future measurement dates. The above ratio requirements for the next measurement date (fiscal quarter ended March 31, 2001) are 4.75 to 1.00 and 1.25 to 1.00 for the leverage and pro forma debt service coverage ratios, respectively. Based upon the Company's projections for 2001, management believes that the Company will be in compliance with its financial covenants during the next year.

Senior Discount Notes

         In March 1998, we completed the offering of the Senior Discount Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from ABRY II and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Senior Discount Notes were issued under the Senior Discount Notes Indenture and will mature on March 15, 2008. Cash interest is not payable on the Senior Discount Notes prior to March 15, 2003. Thereafter, the Senior Discount Notes will require semi-annual cash interest payments of $16.25 million.

Convertible Notes

         On March 22, 2000 we completed a private placement of $200 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the Convertible Notes on March 15 and September 15 of each year. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of our common stock issuable upon conversion of the Convertible Notes.

         Under the terms of the Registration Rights Agreement, if the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increases by 0.5% until the registration statement is declared effective. We are currently actively pursuing the effectiveness of that registration statement. In that the registration statement was not declared effective by December 17, 2000, the rate on the notes increased by an additional 0.5%. The rate on the notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement.

Other Indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of December 31, 2000, we had outstanding, in the aggregate amount, $30.6 million of seller notes bearing interest at rates ranging from 8.0% to 13.0% per annum.

Public Offerings

         On February 19, 1999, we completed our initial public offering ("IPO") where we sold 20,000,000 shares of our common stock and on March 19, 1999, the over-allotment options were exercised and an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds of approximately $290 million after deducting the costs of our IPO. The proceeds were used to acquire communications sites.

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. The proceeds from the January Offering were invested initially in short-term liquid securities and were used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of December 31, 2000. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital investments, including acquisitions, for the year ended December 31, 2000 were $473.7 million, compared to $549.5 million in the comparable 1999 period. We spent approximately $39.7 million on capital investments during the period from October 1, 2000 through December 31, 2000, including various individually immaterial acquisitions in our current targeted acquisitions pipeline, construction and upgrading of additional towers. Depending on availability of additional capital, we expect that we may make substantial capital investments for acquisitions, construction and upgrading of additional towers in 2001.

         We currently estimate that we will make capital investments in 2001 of at least $50 million. To the extent we commit to complete additional significant acquisition opportunities beyond those we have identified and currently believe it is probable that we will complete, that amount may increase materially.

         We believe that the availability under our Senior Credit Facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. Among the factors affecting our ability to complete all probable acquisitions are the availability of financing from our lenders and other sources of public or private debt and equity. As discussed elsewhere herein began we have found accessing capital on attractive terms to be a challenge. We had to discontinue an equity offering during the third quarter. Additionally, we have had to significantly scale back our previous communications site acquisition plans, and have had to discontinue our efforts to actively enter the colocation facilities business.

         As of December 31, 2000, we estimate that we had cash on hand, borrowings available under our Senior Credit Facility and excess cash flow from operations to pursue approximately $50 million of additional acquisition opportunities during the year 2001. We are currently actively pursuing the disposition of the carrier neutral colocation facilities we acquired on terms we believe to be reasonable. We paid approximately $68.8 million for such assets. Our disposition efforts thus far have not given us reason to believe that we will not recover at least that amount on the deposition of those assets. However, our disposition efforts are still at a preliminary stage and we can not be certain at this time of the net amount of funds we will realize from the disposition of those assets, nor the timing of any such disposition. Accordingly, we will continue to operate these assets until such time as they may be disposed of under terms reasonable to us.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates earned on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of December 31, 2000 and 1999, we had $392 million and $452 million, respectively, in long-term debt subject to variable interest rates of which $260 million was effectively hedged using interest rate swap agreements for both years. The remaining $494 million and $267 million of long term debt, as of December 31, 2000 and 1999, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts exposed, to changes in market interest rates was $132 million and $192 million as of December 31, 2000 and 1999, respectively. A hypothetical increase in interest rates of 1% would result in potential losses in future pre-tax earnings of approximately $1.3 million and $1.9 million for the years ended

December 31, 2000 and 1999, respectively. The impact of such a charge on the carrying value of long-term debt would not be significant. See "--Liquidity and Capital Resources."

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Senior Discount Notes and $392,397,003 under our Senior Credit Facility as of December 31, 2000:


                                                                            EXPECTED MATURITY DATE
                                                                            -----------------------
                                                      2001         2002          2003          2004       2005          THEREAFTER
                                                      ----         -----         ----          ----       -----         ----------
Liabilities
Long-term Debt
  Fixed Rate (10.00%)...........................            --            --           --           --           --    $325,000,000
  Variable Rate (Weighted Average Interest
    Rate of 8.62%)..............................   $13,600,000  $ 19,850,000  $46,797,257  $80,396,393  $91,209,538    $140,543,814


     Our primary market risk exposure relates to the following:

         -        the interest rate risk on long-term and short-term borrowings;

         - our ability to refinance the Senior Discount Notes at maturity at market rates;

         - the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

         - the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

         We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and through the use of interest rate swaps. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.


INFLATION

         Because of the relatively low levels of inflation experienced in 1998, 1999 and 2000, inflation did not have a significant effect on our results in such years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated Financial Statements and notes thereto and the report of E&Y, our independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         We had a disagreement with our prior accountants, as more specifically discussed in the Current Report on Form 8-K/A filed on April 26, 2001.

                                    PART III

         Certain information required by Part III is omitted from this Annual Report on Form 10-K because we will file a definitive Proxy Statement for our Annual Meeting of Stockholders scheduled to be held on June 7, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the year covered by this Report, and certain information included in the Proxy Statement is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference from the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Financial Statements, Financial Statement Schedule and Exhibits

         1.        Financial Statements                                                                                   Page
                   1999 and 2000 Report of Independent Certified Public Accountants.................................        43
                   1998 Report of Independent Certified Public Accountants..........................................        44
                   Consolidated Balance Sheets for the years ended December 31, 1999 and 2000.......................        45
                   Consolidated Statements of Operations for
                       the years ended December 31, 1998, 1999 and 2000.............................................        46
                   Consolidated Statement of Changes in Stockholders' Equity for
                       the years ended December 31, 1998, 1999 and 2000.............................................        47
                   Consolidated Statements of Cash Flows for the years ended December 31,
                       1998, 1999 and 2000..........................................................................        48
                   Notes to Consolidated Financial Statements.......................................................     49-66


          2       Financial Statement Schedule

                  Schedule II - Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2000.

                  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required in the related instructions are inapplicable and therefore have been omitted.

          3.      Exhibits

                  The Exhibits listed in the "Index to Exhibits" are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

                  We filed a Form 8-K on December 22, 2000 with respect to the board of directors approving the adoption of a stockholder rights plan. No other reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2000.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Pinnacle Holdings Inc.

We have audited the accompanying consolidated balance sheets of Pinnacle Holdings Inc. and subsidiaries ("the Company") as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Holdings Inc. and subsidiaries at December 31, 1999 and 2000, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                             /s/  Ernst & Young LLP
Tampa, Florida
April 17, 2001

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Pinnacle Holdings Inc.

In our opinion, the accompanying consolidated balance sheet, statements of operations, of changes in stockholders' equity, and cash flows of Pinnacle Holdings Inc. and subsidiaries (the "Company") for the year ended December 31, 1998 present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 42 presents fairly, in all material respects, the information set forth therein for the year ended December 31, 1998 when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP

Tampa, Florida
January 11, 1999

                             PINNACLE HOLDINGS INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,            December 31,
                                                                                            1999                    2000
                                                                                      ---------------         ---------------
                                           Assets
Current assets:
      Cash and cash equivalents                                                       $    94,862,918         $    44,233,033
      Accounts receivable, less allowance for doubtful accounts of
        $3,327,411 and $5,541,022, respectively                                            11,774,689              18,056,176
      Prepaid expenses and other current assets                                             5,235,972              10,983,839
                                                                                      ---------------         ---------------
        Total current assets                                                              111,873,579              73,273,048
Fixed assets, net of accumulated deprecation of $78,035,352 and $165,132,597,
      respectively                                                                        930,620,414           1,307,944,871
Leasehold interests, net of accumulated amortization of $8,517,364
      and $36,600,022, respectively                                                        70,478,129              62,482,152
Deferred debt issue costs, net of accumulated amortization of $1,547,508
      and $4,120,248, respectively                                                         14,299,519              18,093,964
Other assets                                                                                3,232,248               7,813,375
                                                                                      ---------------         ---------------
                                                                                      $ 1,130,503,889         $ 1,469,607,410
                                                                                      ===============         ===============

                            Liabilities and Stockholders' Equity
Current liabilities:
      Accounts payable                                                                $     7,297,498         $     4,993,237
      Accrued expenses                                                                     25,195,483              22,734,755
      Deferred revenue                                                                      3,910,551               6,795,401
      Current portion of long-term debt                                                     6,705,578              16,868,118
                                                                                      ---------------         ---------------
        Total current liabilities                                                          43,109,110              51,391,511
Long-term debt                                                                            712,659,042             869,391,820
Other liabilities                                                                             510,090              14,400,024
                                                                                      ---------------         ---------------
                                                                                          756,278,242             935,183,355

Minority interest in subsidiary                                                                    --                 320,690

Commitments and contingencies (Note 7)

Stockholders' equity:
      Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares
        issued and outstanding at December 31, 1999 and 2000                                       --                      --
                                                                                      ---------------         ---------------
      Common Stock, $.001 par value, 100,000,000 shares authorized; 41,094,471 and 48,430,593 shares issued and outstanding at December 31, 1999 and
        2000, respectively                                                                     41,094                  48,431
      Additional paid-in capital                                                          489,090,451             773,240,069
      Foreign currency translation loss                                                      (418,488)               (402,859)
      Accumulated deficit                                                                (114,487,410)           (238,782,276)
                                                                                      ---------------         ---------------
                                                                                          374,225,647             534,103,365
                                                                                      ---------------         ---------------
                                                                                      $ 1,130,503,889         $ 1,469,607,410
                                                                                      ===============         ===============


         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Years Ended December 31,
                                                                                      ------------------------
                                                                           1998                  1999                  2000
                                                                       ------------         -------------         -------------
Revenues                                                               $ 32,018,651         $  85,119,231         $ 175,647,986

Direct operating expenses, excluding depreciation
  and amortization                                                        6,165,897            25,254,928            63,809,573
                                                                       ------------         -------------         -------------
Gross margin, excluding depreciation and amortization                    25,852,754            59,864,303           111,838,413
                                                                       ------------         -------------         -------------
Other expenses:
    General and administrative                                            4,175,477             4,865,148            12,605,277
    Corporate development                                                 6,381,516            11,637,120            41,869,502
    State franchise, excise and minimum taxes                               686,040             1,107,625             1,183,795
    Depreciation and amortization                                        22,512,819            56,687,097           115,179,903
                                                                       ------------         -------------         -------------
                                                                         33,755,852            74,296,990           170,838,477
                                                                       ------------         -------------         -------------
Loss from operations                                                     (7,903,098)          (14,432,687)          (59,000,064)
Interest expense                                                         12,300,182            22,953,015            38,279,997
Amortization of original issue discount and debt issuance costs          16,426,224            23,707,688            27,426,995
Foreign currency transaction loss                                                --                    --               342,120
Minority interest in subsidiary                                                  --                    --              (179,310)
                                                                       ------------         -------------         -------------
Loss before income taxes and extraordinary item                         (36,629,504)          (61,093,390)         (124,869,866)
Income tax benefit                                                               --                    --               575,000
                                                                       ------------         -------------         -------------
Loss before extraordinary item                                          (36,629,504)          (61,093,390)         (124,294,866)
Extraordinary loss from extinguishment of debt, net of taxes              5,641,573                    --                    --
                                                                       ------------         -------------         -------------
Net loss                                                                (42,271,077)          (61,093,390)         (124,294,866)
Payable-in-kind preferred dividends and accretion                         3,094,162             2,930,338                    --
                                                                       ------------         -------------         -------------
Net loss attributable to common stockholders                           $(45,365,239)        $ (64,023,728)         (124,294,866)
                                                                       ============         =============          ============
Basic and diluted loss attributable to common stockholders
  per share:
Loss attributable to common stockholders before
  extraordinary item                                                   $      (4.06)        $       (1.96)        $       (2.59)
Extraordinary item                                                            (0.58)                   --                    --
                                                                       ------------         -------------         -------------
Net loss attributable to common stockholders                           $      (4.64)        $       (1.96)        $       (2.59)
                                                                       ============         =============         =============
Weighted average number of common shares outstanding                      9,781,893            32,588,050            47,918,183
                                                                       ============         =============         =============

       The accompanying Notes to Consolidated Financial Statements are an
                  integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                Series B Junior Preferred Stock
                                                          Comprehensive         -------------------------------
                                                           Income (Loss)          Shares             Amount
                                                          --------------          ------             ------
Balance at December 31, 1997

Issuance of common stock, net of issuance
    costs
Distribution to Class B common stockholders

Issuance of preferred stock, net of issuance costs:
    Series B Junior preferred stock                                                  58.74       $  58,269,159
Dividends and accretion on
    preferred stock                                                                   1.66           1,659,821
Net loss                                                 $ (42,271,077)
                                                         -------------          ----------       -------------
Balance at December 31, 1998                             $ (42,271,077)              60.40          59,928,980
                                                         =============
Dividends and accretion on Preferred Stock                                            1.27           1,767,106
Issuance of common stock, net of issuance
    costs, and conversion
Liquidation of Series B Junior Preferred Stock                                      (61.67)        (61,696,086)
Distribution of contributed capital and yield on
    various classes of common stock
Foreign currency translation gain (loss)                 $    (418,488)
Net loss                                                   (61,093,390)
                                                         -------------          ----------       -------------
     Balance at December 31, 1999                        $ (61,511,878)                 --                  --
                                                         =============
Issuance of common stock, net of issuance
    costs, and conversion
Foreign currency translation gain (loss)                        15,629
Net loss                                                  (124,294,866)
                                                         -------------          ----------       -------------
 Balance at December 31, 2000                            $(124,279,237)                 --       $          --
                                                         =============          ==========       =============

                                                                    Common Stock                        Class A Common Stock
                                                         ---------------------------------        --------------------------------
                                                              Shares            Amount                 Shares            Amount
                                                         -------------        ------------        -------------         ----------
Balance at December 31, 1997                                        --                                 202,500          $      203

Issuance of common stock, net of issuance costs                                         --
Distribution to Class B common stockholders
Issuance of preferred stock, net of issuance costs:
    Series B Junior preferred stock
Dividends and accretion on preferred stock
                                                         -------------        ------------        -------------         ----------
Net loss                                                            --                  --              202,500                203
Balance at December 31, 1998
Dividends and accretion on Preferred Stock                          --                  --
Issuance of common stock, net of issuance
    costs, and conversion                                   41,094,471        $     41,094             (202,500)              (203)
Liquidation of Series B Junior Preferred Stock
Distribution of contributed capital and yield on
    various classes of common stock
Foreign currency translation gain (loss)
Net loss
     Balance at December 31, 1999
                                                         -------------        ------------        -------------         ----------
Issuance of common stock, net of issuance
    costs, and conversion                                   41,094,471        $     41,094                   --                 --
Foreign currency translation gain (loss)                     7,336,122               7,337
Net loss
 Balance at December 31, 2000
                                                         -------------        ------------        -------------       ------------
                                                            48,430,593        $     48,431                   --       $         --
                                                         =============        ============        =============       ============

                                                              Class E Common Stock                 Additional           Foreign
                                                         ------------------------------              Paid-in            Currency
                                                            Shares              Amount               Capital           Translation
                                                         -------------        ---------         -------------         ------------

Balance at December 31, 1997                                    67,089        $         67      $  25,875,752

Issuance of common stock, net of issuance                      107,677                 108         10,767,600
    costs
Distribution to Class B common stockholders                                                          (412,888)

Issuance of preferred stock, net of issuance costs:
    Series B Junior preferred stock                                                                (1,434,341)
Dividends and accretion on
    preferred stock                                                                                (1,659,821)
Net loss
                                                         -------------       -------------      -------------          ------------
Balance at December 31, 1998                                   174,766                 175         33,136,302                    --
Dividends and accretion on Preferred Stock                                                         (2,930,338)
Issuance of common stock, net of issuance                     (174,766)               (175)       502,632,221
    costs, and conversion
Liquidation of Series B Junior Preferred Stock
Distribution of contributed capital and yield on                                                  (43,747,734)
    various classes of common stock
Foreign currency translation gain (loss)                                                                                   (418,488)
Net loss
                                                         -------------       -------------      -------------          ------------
     Balance at December 31, 1999                                   --                  --        489,090,451              (418,488)
Issuance of common stock, net of issuance
    costs, and conversion                                                                         284,149,618
Foreign currency translation gain (loss)                                                                                     15,629
Net loss
                                                         -------------       -------------      -------------          ------------
 Balance at December 31, 2000                                       --       $          --      $ 773,240,069          $   (402,859)
                                                         =============       =============      =============          ============

                                                         Accumulated        Stockholders'
                                                           Deficit             Equity
                                                         -------------      -----------

Balance at December 31, 1997                              (11,122,943)        14,753,079

Issuance of common stock, net of issuance                                     10,767,708
    costs
Distribution to Class B common stockholders
                                                                                (412,888)
Issuance of preferred stock, net of issuance costs:
    Series B Junior preferred stock                                           56,834,818
Dividends and accretion on preferred stock
Net loss                                                  (42,271,077)       (42,271,077)
                                                        -------------       ------------
Balance at December 31, 1998                              (53,394,020)        39,671,640

Dividends and accretion on Preferred Stock                                    (1,163,232)
Issuance of common stock, net of issuance
    costs, and conversion                                                    502,672,937
Liquidation of Series B Junior Preferred Stock                               (61,696,086)
Distribution of contributed capital and yield on
    various classes of common stock                                          (43,747,734)
Foreign currency translation gain (loss)                                        (418,488)
Net loss                                                  (61,093,390)       (61,093,390)
                                                       --------------    ---------------
     Balance at December 31, 1999                        (114,487,410)       374,225,647

Issuance of common stock, net of issuance                                             --
    costs, and conversion                                                    284,156,955
Foreign currency translation gain (loss)                                          15,629
Net loss                                                 (124,294,866)      (124,294,866)
                                                       --------------    ---------------
 Balance at December 31, 2000                          $ (238,782,276)   $   534,103,365
                                                       ==============    ===============



         The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements

                             PINNACLE HOLDINGS INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                                            YEAR ENDED DECEMBER 31,
                                                                                            -----------------------
                                                                              1998                  1999                    2000
                                                                              ----                  ----                    ----
Net loss                                                                 $ (42,271,077)        $ (61,093,390)        $(124,294,866)
CASH FLOWS FROM OPERATING ACTIVITIES:

Adjustments to reconcile net loss to net cash provided
  by operating activities:
      Depreciation and amortization                                         22,512,819            56,687,097           115,179,903
      Amortization of original issue discount and debt
      issuance costs                                                        16,426,224            23,707,688            27,426,995
      Deferred Income tax benefit                                                   --                    --              (575,000)
      Extraordinary loss from extinguishment or debt                         5,641,573                    --                    --
      Reserve for doubtful accounts                                            452,000             1,668,000             4,072,247
      Impairment of capitalized acquisitions and
        construction costs                                                          --                    --            13,568,152
      Minority share of net loss of subsidiary                                      --                    --              (179,310)
      (Increase) decrease in:
         Accounts receivable, gross                                           (553,815)           (8,855,196)           (7,194,096)
         Prepaid expenses and other current assets                            (394,981)              197,848            (5,737,230)
         Other assets                                                         (902,630)           (1,716,178)           (4,581,127)
      Increase (decrease) in:
         Accounts payable                                                    1,038,412             1,963,175            (2,340,072)
         Accrued expenses                                                    2,665,967             9,579,202            (2,460,728)
         Deferred revenue                                                      808,972              (137,627)            2,799,006
         Other liabilities                                                      20,140               384,938              (141,742)
                                                                         -------------         -------------         -------------
                                                                            47,714,681            83,478,947           139,836,998
                                                                         -------------         -------------         -------------
Net cash provided by operating activities                                    5,443,604            22,385,557            15,542,132
                                                                         -------------         -------------         -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made in connection with acquisitions:
         Fixed assets                                                     (328,537,064)         (441,246,860)         (369,926,892)
         Leasehold interests in telecommunications sites                            --           (78,995,493)          (20,086,681)
         Land                                                                                    (23,259,323)          (23,899,563)
         Net current liabilities acquired                                           --             7,140,643               176,573
      Capital expenditures:
         Fixed assets                                                                             (2,528,860)           (3,619,356)
         Tower assets                                                      (45,089,114)          (33,862,677)          (56,374,361)
                                                                         -------------         -------------         -------------
Net cash used in investing activities                                     (373,626,178)         (549,493,247)         (473,730,280
                                                                         -------------         -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Borrowings under long-term debt, net                                 487,247,329           563,310,130           325,977,964
      Repayment of long-term debt                                         (205,029,425)         (318,313,958)         (202,943,065)
      Proceeds from issuance of common stock, net                           10,767,709           500,911,897           284,156,954
      Proceeds from issuance of PIK preferred stock and
        warrants, net                                                       87,717,116                    --                    --
      Liquidation of PIK preferred stock and warrants                               --           (93,741,617)                   --
      Distribution of contributed capital and payment of accretion
         on various classes of common stock                                   (412,888)          (43,747,734)                   --
      Minority Interest in subsidiary                                                                                      500,000
                                                                         -------------         -------------         -------------
Net cash provided by financing activities                                  380,289,841           608,418,718           407,691,853
                                                                         -------------         -------------         -------------
Effect of exchange rate changes on cash                                             --                                    (133,590)
                                                                         -------------         -------------         -------------
                                                                                                    (249,300)
                                                                                               -------------
Net increase in cash and cash equivalents                                   12,107,267            81,061,728           (50,629,885)
Cash and cash equivalents, beginning or period                               1,693,923            13,801,190            94,862,918
                                                                         -------------         -------------         -------------
Cash and cash equivalents, end of period                                 $  13,801,190         $  94,862,918         $  44,233,033
                                                                         =============         =============         =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest                                                   $  12,271,070         $  26,770,421         $  38,454,638
                                                                         =============         =============         =============


Non-cash Transactions:
      Seller debt issued in acquisition                                  $   2,414,965         $  10,088,931         $  10,108,355

      Payable-in-kind preferred dividends and accretion                  $   3,094,162         $   2,930,338         $          --

      Stock issued for acquisitions                                      $          --         $   8,804,163         $          --
      Deferred tax liability on acquisition basis                        $          --         $          --         $  14,368,002
        differences


        The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., and Tower Systems, Inc. In addition, beginning in 1999 Pinnacle Holdings Inc. authorized the contribution of capital to Pinnacle Towers III Inc. ("PT III") to establish a preferred stock interest. PT III utilized the capital contributed during 1999 and 2000 to purchase certain communications site assets and the stock of corporations that own and/or manage communications sites. Also, during the third quarter of 2000, Pinnacle Holdings Inc. authorized the contribution of capital to Pinnacle Towers IV Inc. ("PT IV") to establish a preferred stock interest. PT IV utilized the capital contributed to purchase the stock of a corporation that manages communications sites. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. own the common stock of PT III and PT IV. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III and PT IV, the financial position and results of operations and cash flows of PT III and PT IV are consolidated in the financial statements of Pinnacle. Pinnacle Towers Inc. contributed $4.5 million in capital to a newly created entity, Pinnacle Towers UK, Ltd., to establish a 91% interest in the entity. Pinnacle Towers UK, Ltd. will utilize the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. The financial position and results of operations and cash flows of Pinnacle Towers UK, Ltd. are consolidated in the financial statements of Pinnacle and the minority interest disclosed. Unless otherwise noted, "we," "us," "our," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including PT III, PT IV, and Pinnacle Towers UK, Ltd. All significant intercompany balances and transactions have been eliminated.

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

Concentration of Credit Risk

         Substantially all of the accounts receivable are with Federal, state and local government agencies and national and local wireless communications providers. The Company performs ongoing credit evaluations of its customers but does not require collateral to support customer receivables. The Company maintains an allowance for doubtful accounts on its customer receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information. Sales to one customer accounted for 14.8% of revenues in 2000; sales to one customer accounted for 14.6% in 1999; sales to two customers accounted for 14.4% and 13.3% in 1998. Our largest single customer receivable, $3.2 million owed by Nextel, is currently being pursued via mediation.

Fixed Assets

         Telecommunications assets consists of towers, licenses, permits, tower attachments, equipment such as air conditioners and generators to support the equipment buildings and monitoring and safety equipment, and land, which are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets.

         The majority of the Company's telecommunication assets have been acquired through purchase business combinations. The Company allocates the purchase price of an acquisition as well as acquisition-related costs first to the fair value of the land, equipment and other tangible assets and liabilities acquired with any remainder allocated to tower assets. The allocation of purchase price to individual towers within a purchase business a combination is based upon the projected cash flow of a tower in relation to the total projected cash flow of the combined acquisition group of towers acquired as part of a deal.

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

Leasehold Interests

         Leasehold interests represent the Company's interest in various rooftop and other leased telecommunications sites. The Company allocates the purchase price based on discounted cash flows at the date of acquisition. Leasehold interests are amortized over the related remaining term of the lease. The average remaining term is approximately three years.

Acquisition Costs

         The Company capitalized certain direct and incremental costs associated with completing a purchase business combination. Acquisition costs include due diligence, title and legal costs, site audit costs and other related fees. Such costs are included in the purchase price of a purchase business combination and are allocated to the fair value of assets and liabilities acquired as discussed above.

Other Assets

         Other assets include tenant lease receivables recorded in connection with the revenue recognition on non-cancelable tenant leases in accordance with Financial Accounting Standards Board Opinion No. 13, "Accounting for Leases", deposits from tenants, and employee travel advances.

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

Fair Value of Financial Instruments

         Cash and cash equivalents, receivables, accounts payable and accrued liabilities are reflected in the Company's financial statements at their carrying value, which approximates their fair value due to the short maturity. The Company considers the variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate fair market value. The Company's Senior Discount Notes are publicly traded and were trading based on a 28.95% yield at December 31, 2000, indicating a fair value of the Notes of approximately $178.8 million. Additionally, the Company's Convertible Notes are publicly trading and were based on a 21.59% yield at December 31, 2000, indicating a fair value of the Convertible Notes of approximately $95.8 million. The Company's only financial instruments not reflected on the balance sheet are its interest rate swap agreements. See Note 6. The unrecorded fair value of these swaps at December 31, 2000 was approximately $4.0 million.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements, which are required to be adopted for fiscal years beginning after June 15, 2000, will require the Company to recognize all derivatives on the balance sheet at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

         The Company adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, which resulted in the cumulative effect of an accounting change of approximately $4.0 million being recognized in other comprehensive income. The Company's swap agreement does not qualify for hedge accounting treatment under SFAS No. 133, as amended. Accordingly, changes in the fair value of the swap agreement that occur subsequent to January 1, 2001 will be recognized in current operations. The potential impact of such changes in fair value will depend upon fluctuations in market interest rates. Such fluctuations may result in increased volatility in the Company's future operating results and may have a material impact on the Company's results of operations.

Revenue Recognition

         Revenue is recognized on a straight-line basis over the life of the related lease agreements. Revenue is recorded in the month in which it is due. Any rental amounts received in advance of the month due are recorded as deferred revenue.

Corporate Development Expenses

         Corporate development expenses represent costs incurred in connection with acquisitions, construction activities and expansion of the customer base. These expenses consist primarily of allocated compensation and overhead costs that are not directly related to the administration or management of existing towers, and are expensed as incurred. Also included are non-recurring charges of $13.5 million in 2000 related to the impairment of capitalized costs on pending acquisitions and communications site construction project tower assets, which the Company has chosen not to pursue at this time.

Income Taxes

         The Company qualifies and intends to continue to qualify to be taxed as a REIT under the Code, for each taxable year of operations. As a REIT, the Company is allowed a tax deduction for the amount of dividends paid to its stockholders, thereby effectively subjecting the distributed net income of the Company to taxation at the stockholder level only, provided it distributes at least 95% (90% beginning January 1, 2001) of its REIT taxable income and meets certain other requirements for qualifying as a REIT. The Company incurred a loss for both book and tax purposes in the years ended December 31, 1998, 1999 and 2000 and, therefore, was not required to pay a cash dividend in order to retain its REIT status.

Loss Per Share

         Basic net loss attributable to common stockholders per share is based on the weighted average number of shares of common stock outstanding during each period and after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering. The computation of diluted loss attributable to common stockholders per share, assuming the exercise of warrants issued in connection with the Series A Senior Preferred Stock and the Subordinated-Term Loan Agreement and the exercise of stock options granted and outstanding, has an antidilutive effect on loss per share.

Reclassifications

         Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

3.   ACQUISITIONS

         On March 4, 1998, the Company completed the acquisition of 201 towers from Southern Communications. The Company paid $83.5 million for these towers, located in Georgia, Alabama, Mississippi and Florida. In connection with the acquisition of these towers, the Company and Southern Communications or one of its affiliates have entered into leases whereby Southern Communications or one of its affiliates is a customer on each of the 201 towers acquired. Under the lease agreement, Southern Communications and its affiliates paid initial annual aggregate rent of approximately $5 million in 1998. The leases have initial terms of ten years with five optional renewal periods of five years exercisable at the customer's option.

         On September 3, 1998, the Company acquired from MobileMedia and several of its affiliates 166 towers for an aggregate purchase price of approximately $170 million. MobileMedia assigned its existing tenant leases on the towers to the Company. The Company entered into a lease (the "Lease") with MobileMedia Communications,

Inc., an affiliate of MobileMedia, providing such affiliate of MobileMedia the non-exclusive right to install a certain amount of its equipment on the acquired towers for an aggregate rent of $10.7 million per year. The Lease has an initial term of 15 years and one five-year renewal term exercisable at the option of the lessee. Prior to this acquisition, space on the towers was primarily for the exclusive use of MobileMedia and its affiliates. The towers are located in the Southeastern United States, Southern California and New England. The MobileMedia transaction was funded with proceeds from the sale of two separate series of preferred stock of the Company including a loan from ABRY Broadcast Partners II, L.P., a controlling stockholder of the Company, and borrowings under the Company's Senior Credit Facility with NationsBank, N.A. and certain other lenders.

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

         On August 31, 1999, the Company consummated the Motorola Antenna Site Acquisition and acquired approximately 1,858 communication sites and related assets from Motorola for $254 million, comprised of $245 million in cash and 418,520 shares of our common stock, valued at $9 million, plus fees and expenses of approximately $2.2 million. This acquisition results in the Company having sites in all fifty States and nine Canadian Provinces. The Company transferred certain of the rooftop communication sites it acquired from Motorola to PT III.

         Included in the total purchase price recorded on the acquisition date of the Motorola Antenna Site Acquisition were incurred costs of approximately $2.2 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($1.7 million). As of December 31, 1999 the accrued deal costs were $.3 million, comprised primarily of contract and title work related to communication sites and due diligence work performed prior to December 31, 1999.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of December 31, 2000, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected in income and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.2 million recorded as prepaid expenses and other current assets as of December 31, 2000. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors.

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

         During the year ended December 31, 2000, we completed 226 acquisitions of 1,467 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $405.8 million consisting of $395.8 million in cash and $10.1 million of notes payable to the former communications site owners.

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

                                                                                Pro Forma
                                                           ----------------------------------------------------
                                                           Year Ended December 31,      Year Ended December 31,
                                                                    1999                        2000
                                                           ----------------------------------------------------
                                                                (unaudited)                  (unaudited)
                                                                             (in thousands)
Revenue                                                        $   184,772                 $   188,381
Gross margin, excluding depreciation and
    amortization
                                                                   122,455                     122,164
Net loss
                                                                  (129,408)                   (133,889)
Net loss attributable to common shareholders
                                                                  (132,339)                   (133,889)
Basic and diluted net loss attributable
to common shareholders                                         $     (4.06)                $     (2.79)

4.       FIXED ASSETS

         Fixed assets consist of the following:

                                                                                December 31,
                                                                     ------------------------------------
                                                 Estimated useful         1999                2000
                                                  lives in years     --------------        --------------
                                                 ----------------
Telecommunications assets:
     Telecommunications tower assets                    15           $  907,730,663        $1,335,731,235
     Telecommunications site equipment                5-15               31,655,913            37,698,352
     Buildings                                          15               15,826,296            19,917,986
     Land                                                                37,659,121            60,504,035
     Construction in progress                                             9,846,611             9,976,106
                                                                     --------------        --------------
       Total telecommunications assets                                1,002,718,604         1,463,827,714
Other:
     Vehicles                                            5
                                                                            975,192                988,423
     Furniture, fixtures and other
       office equipment                                  5                1,233,250              2,990,399
     Data processing equipment                           5                3,728,720              5,270,932
                                                                     --------------        ---------------
       Total fixed assets                                             1,008,655,766          1,473,077,468
Accumulated depreciation                                                (78,035,352)          (165,132,597)
                                                                     --------------        ---------------
Fixed assets, net                                                    $  930,620,414        $ 1,307,944,871
                                                                     ==============        ===============

5.       ACCRUED EXPENSES

         Accrued expenses consist of the following:

                                                                         December 31,
                                                               -------------------------------
                                                                   1999                2000
                                                               -----------         -----------
Accrued acquisition costs                                      $16,663,215         $ 5,064,944
Interest                                                         1,245,013           5,044,663
Professional fees                                                  523,695           1,793,131
Taxes other than income                                          2,821,380           5,803,970
Payroll and other                                                3,942,180           5,028,047
                                                               -----------         -----------
                                                               $25,195,483         $22,734,755
                                                               ===========         ===========

6.       LONG-TERM DEBT

         Long-term debt consists of the following:

                                                                                              December 31,           December 31,
                                                                                                  1999                  2000
                                                                                             --------------         --------------
Senior Credit Facility, interest at variable rates (8.93% to 10.00% at December
         31, 1999 and 9.50% to 10.00% at December 31, 2000), secured, quarterly
         principal installments beginning June 30, 2000, maturing December 31, 2005         $  452,021,230         $  392,397,003

Senior 10% discount notes, net of unamortized original issue discount of
         $86,591,292 and $61,737,037, respectively, unsecured cash interest payable semi-annually in arrears beginning September 16, 2003, balloon
         principal payment of $325,000,000 due at maturity on March 15, 2008                    238,408,708            263,262,963

Convertible Subordinated 5.5% notes, cash interest payable semi-annually beginning September 15, 2000, balloon principal payment of $200,000,000 due at maturity on September 15, 2007 unless redeemed on or after March
         21, 2003                                                                                                      200,000,000

Notes payable to former tower owners, interest from 8.0% to 13% per annum, monthly installments of principal and interest of varying amounts through December 31, 2021, secured by various letter of credit or
         guaranty by related party (Note 9)                                                      28,934,682             30,599,972
                                                                                             --------------         --------------
                                                                                                719,364,620            886,259,938
Less: current portion of long-term debt                                                          (6,705,578)           (16,868,118)
                                                                                             --------------         --------------
                                                                                             $  712,659,042         $  869,391,820
                                                                                             ==============         ==============

         The remaining principal payments at December 31, 2000 were due as follows: 2001-$16,868,118; 2002-$24,067,504; 2003-$49,605,884; 2004-$85,334,454;
2005-$92,361,545; 2006 and thereafter-$679,759,470.

Senior Credit Facility

         In December 1998 the Company significantly amended its Senior Credit Facility to provide $200 million of financing. Advances under the Senior Credit Facility accrue interest at the Company's option of either LIBOR plus a margin of up to 3.00%, as defined in the related agreement, or at the greater of the Federal Funds Effective Rate plus 0.50% or the prime rate, plus a margin of up to 2.00%. Additionally, certain financial covenants were modified. As a result of this significant modification, a write off of the deferred debt costs of $5.6 million relating to original debt issue costs is reflected in the accompanying financial statements as an extraordinary item.

         The Company's current Senior Credit Facility is with Bank of America, N.A., as administrative agent. The Senior Credit Facility is secured by a lien of substantially all of the Company's assets and a pledge of substantially all of the Company's capital stock. The Senior Credit Facility consists of the following:

   - A seven year amortizing Term A loan with $125 million outstanding as of December 31, 2000. Quarterly principal payments on this term loan begin in September 2001. Accordingly, the portion of this debt due within the next twelve months of $12.5 million has been classified as short-term.

   - An eight-year amortizing Term B loan with $110 million outstanding as of December 31, 2000. Quarterly principle payments on this term loan begin in September 2001. Accordingly, the portion of this debt due within the next twelve months of $1.1 million has been classified as short-term.

   - A revolving credit facility in an aggregate principal amount of $285 million, with an uncommitted increase option, which could increase the revolving line of credit to $435 million. At December 31, 2000, the Company had $157.4 million in borrowings and $36.5 million in letters of credit under the revolver. Net of these amounts, the Company had $91.1 million available for borrowing under the revolver as of December 31, 2000. After June 30, 2001, scheduled quarterly reductions in the commitment amount begin and continue through the June 30, 2006 maturity date. Based on commitment and availability levels as of December 31, 2000, the Company expects to begin making required payments on the outstanding revolver balance in 2003.

         The Senior Credit Facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option the Senior Credit Facility indebtedness may instead bear interest at the greater of the Federal Funds effective rate plus .50% or the Prime Rate varying margins. Advances under the bear interest payable in quarterly installments. In addition, the Company is required to pay commitment and customary facility fees on the total amount of commitments.

         The credit agreement contains customary covenants such as limitations on the Company's ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to shareholders, or prepay subordinated debt. Under the credit agreement, the Company may not permit the ratio of senior debt to annualized EBITDA to exceed certain amounts, as defined in the agreement. Effective April 30, 2000 the Senior Credit Facility requires that 50%-75% of certain annual excess cash flows (as defined by the Senior Credit Facility agreement) be used to pay-down balances outstanding under the revolving line of credit.

         For the fiscal quarter ended December 31, 2000, the Company was not in compliance with two financial ratio covenants under its bank loan agreement. In April of 2001, the Company obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The following table summarizes the initial covenant requirements and the amended requirements for the period ended December 31, 2000 and the Company's actual ratios at the respective dates:

                                                    ORIGINAL                             AMENDED
        COVENANT                                   REQUIREMENT        ACTUAL           REQUIREMENT
        -----------------------------------------------------------------------------------------------
        Leverage Ratio                           < 5.00 to 1.00       5.05 to 1.00         < 5.40 to 1.00

        Pro Forma Debt Service Coverage Ratio    > 1.25 to 1.00       1.20 to 1.00         > 1.10 to 1.00

         The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. The amendment did not adjust the above ratio requirements for future measurement dates. The above ratio requirements for the next measurement date (fiscal quarter ended March 31, 2001) are 4.75 to 1.00 and 1.25 to 1.00 for the leverage and pro forma debt service coverage ratios, respectively. Based upon the Company's projections for 2001, management believes that the Company will be in compliance with its financial covenants during the next year.

         For the years ended December 31, 1998, 1999, and 2000 the Company incurred commitment fees of approximately $210,000, $430,084, and $520,701 respectively.

Senior Discount Notes

         On March 17, 1998, the Company issued $325,000,000 of the Senior Discount Notes with a scheduled maturity in 2008 through a private placement offering to institutional investors. The Company has the right to redeem the Senior Discount Notes on or after March 15, 2003 at a price 105.0%, 103.3%, 102.6% and 100.0% during the twelve month periods ending March 15, 2003, 2004, 2005, and 2006 and thereafter, respectively. In addition, the Company at any time prior to March 15, 2001 may redeem up to 35% of the Senior Discount Notes upon a public equity offering at a redemption price equal to 110% of the accreted value of the notes plus unpaid liquidated damages, if any, as of the redemption date. The Senior Discount Notes will accrete interest, representing the amortization of the original issue discount, at a rate of 10% compounded semi- annually to an amount of $325,000,000 by March 15, 2003. Thereafter, the Senior Discount Notes will pay interest at the rate of 10% semi-annually, payable in arrears on March 15 and September 16.

         Amortization of original issue discount for the year ended December 31, 1998, 1999 and 2000 was $16,167,507, $22,450,701 and $24,854,255, respectively.

Convertible Subordinated Notes

         On March 22, 2000, we completed a private placement of $200 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

         Under the terms of the Registration Rights Agreement, if the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increases by 0.5% until the registration statement is declared effective. We are currently actively pursuing the effectiveness of that registration statement. In that the registration statement was not declared effective by December 17, 2000, the rate on the notes increased by an additional 0.5%. The rate on the notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement.

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

                              Fixed                       Notional Amount
Expiration date              pay rate         December 31, 1999    December 31, 2000
---------------              --------         -----------------    -----------------
September 30, 2000             6.03%             160,000,000                    --
May 1, 2001                    5.85%              50,000,000                    --
September 30, 2000             5.84%              30,000,000                    --
September 30, 2000             5.75%              20,000,000                    --
March 31, 2001                 6.80%                                   260,000,000

         Approximately $217,000, $369,000, and $423,000 of interest expense was incurred in 1998, 1999 and 2000, respectively, related to the interest rate swap agreements.

7.       COMMITMENTS AND CONTINGENCIES

Operating Leases

         The Company is obligated under noncancellable operating leases for office space, machinery and equipment and site leases which expire at various times through 2099. The majority of these leases have renewal options which range up to 10 years. Certain of the leases have purchase options at the end of the original lease term. The future minimum lease commitments under these leases at December 31, 2000 are as follows:

Year ending December 31,
2001                                                  $  35,217,240
2002                                                     30,496,876
2003                                                     23,897,932
2004                                                     18,452,695
2005                                                     14,476,683
2006 and thereafter                                      67,974,443
                                                      -------------
Total minimum lease payments                          $ 190,515,870
                                                      =============

         Total rent expense under noncancellable operating leases was approximately $3,623,798, $16,994,547 and $42,310,000 for the years ended
December 31, 1998, 1999 and 2000, respectively.

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

Tenant Leases

         The following is a schedule by year of total rentals to be received for tower space under noncancellable lease agreements as of December 31, 2000:

Year ending December 31,
2001                                          $ 108,213,575
2002                                             97,577,679
2003                                             83,017,000
2004                                             64,815,274
2005                                             40,343,112
2006 and thereafter                             112,942,402
                                              -------------
                                              $ 506,909,042
                                              -------------

         Principally all of the leases provide for renewal at varying escalations. Leases with fixed-rate escalations have been included above.

8.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

Public Offerings

Initial Public Offering

         On February 19, 1999, the Company completed its IPO whereby the Company sold 20,000,000 shares of a new class of common stock (the "Common Stock"). In addition, on March 19, 1999, the Underwriters over-allotment option was exercised to the extent that an additional 2,026,000 shares were sold. The initial price per share was $14, resulting in net proceeds from the IPO of approximately $288 million after deducting costs of the offering of approximately $2.0 million.

         In connection with the IPO, pursuant to a recapitalization agreement between the Company, its largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of the Company's management that are stockholders of the Company, the Company converted all outstanding shares of each class of the Company's five classes of common stock into shares identical to the Common Stock sold in the IPO and paid to the holders of certain of such classes of common stock preferential amounts and yields. The certificate of incorporation of the Company was amended immediately prior to the consummation of the IPO to eliminate the multiple classes of the Company's common stock and create the now single class of Common Stock. All of the outstanding shares of all the classes of common stock of the Company other than Class D common stock were converted into approximately 8,571,260 shares of Common Stock and all shares of Class D common stock were converted into approximately 1,428,691 shares of Common Stock. All unvested shares of Class D common stock held by employees at the date of the IPO became vested shares.

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

         On January 24, 2000, we completed another secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. Certain stockholders of Pinnacle also sold 3,150,000 shares of common stock, the net proceeds of which are not available to us. The proceeds from the January Offering were invested initially in short-term liquid securities and were used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of December 31, 2000. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Also in conjunction with the Motorola Antenna Site Acquisition the Company issued 418,520 shares of its common stock to Motorola as part of the consideration given for the acquisition. These shares were recorded at the fair value of the securities when the terms of the acquisition were agreed to and announced.

         Unsuccessful Offering Costs

         During August 2000, we discontinued a secondary offering of common stock due to market conditions relative to our stock price. As discussed elsewhere herein, we believe that we remain effectively precluded from accessing the equity and debt markets on attractive terms. Accordingly, we have written off as an expense for the year ended December 31, 2000 $1.3 million in non-recurring costs incurred related to this unsuccessful equity offering process, which costs would have been recorded as a reduction of additional paid in capital from the offering had the offering been completed.

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

Mandatorily Redeemable Preferred Stock, Preferred Stock and Warrants

         On September 30, 1998, in connection with the MobileMedia Acquisition the Company sold 30,000 shares of newly authorized Senior Preferred Stock. These shares carry a liquidation preference of $30 million in the aggregate, and were sold with an attached warrant to purchase 10,000 shares of Class F common stock at $.01 per share. Dividends on the Senior Preferred Stock accrue at a rate of 14% through March 31, 1999, 14.75% from April 1, 1999 through June 30, 1999, 15.5% from July 1, 1999 through September 30, 1999 and 16% thereafter. At the Company's option, such dividends can be paid by the issuance of additional shares of such stock. The Senior Preferred Stock is redeemable at the Company's option, at liquidation preference, at any time upon 30 days advance notice. The Senior Preferred Stock is mandatorily redeemable on September 30, 2008. The warrants (valued using the Black-Scholes option pricing model) are recorded at fair value and are exercisable at a nominal price for a period of eight and one-half years commencing 18 months following the issuance of the Senior Preferred Stock. If the Senior Preferred Stock is redeemed prior to 18 months after its initial issuance, the warrants may not be exercised and will be cancelled. The warrants expire on September 3, 2008.

         ABRY/Pinnacle, Inc., an affiliate of ABRY Broadcast Partners II, L.P., purchased newly authorized Junior Preferred Stock with a liquidation preference of $32.5 million. Dividends accrue at a rate of 14% and, at the Company's option, may be paid by the issuance of additional shares of such stock. The Junior Preferred Stock is not mandatorily redeemable. In December 1998, the Company sold additional shares of the Series B Junior Preferred Stock to ABRY/Pinnacle, Inc. with a liquidation preference of $26.2 million. The Junior Preferred Stock is redeemable at the Company's option, at liquidation preference, at any time.

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

         The maximum number of shares of Common Stock that may be made subject to Awards granted under the Plan is approximately 5,000,000. In the event of any change in capitalization of the Company, however, the Committee shall adjust the maximum number and class of shares with respect to which Awards may be granted, the number and class of shares which are subject to outstanding Awards may be granted, the number and class of shares which are subject to outstanding Awards and the purchase price therefor. In addition, if any Award expires or terminates without having been exercised, the shares of Common Stock subject to the Award again become available for grant under the Plan.

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

         A summary of the Company's stock option plan for each of two years ended December 31, 2000, is summarized as follows:

                                                        Number            Exercise           Weighted Average
                                                      of Shares         Price Range           Exercise Price
                                                     ----------      -----------------       ----------------
Under option, December 31, 1998                               0      $              --            $    --

Granted                                               2,980,693      $ 14.00 - $ 22.75            $ 16.40
Forfeited                                                29,000      $ 16.50 - $ 22.75            $ 19.73
                                                     ----------                                   -------

Under option, December 31, 1999                       2,951,693      $ 14.00 - $ 22.75            $ 16.36

Granted                                               2,019,000      $  5.28 - $ 60.13            $ 16.32
Forfeited                                               900,896      $ 14.00 - $ 47.00            $ 16.96
Exercised                                               136,122      $ 14.50 - $ 16.50            $ 15.24
                                                     ----------                                   -------

Under option, December 31, 2000                       3,933,675      $  5.28 - $ 60.13            $ 16.24

A summary of outstanding and exercisable options at December 31, 2000 is summarized as follows:

                         OPTIONS OUTSTANDING                                           OPTIONS EXERCISABLE
---------------------------------------------------------------------------      -------------------------------
                                        Weighted-
                                         average
    Range of          Number of         remaining          Weighted-average      Number of      Weighted-Average
exercise prices         shares       contractual life       exercise price         shares        exercise price
---------------       ---------      ----------------      ----------------      ---------      ----------------
$14.00 - $16.50       2,072,425         9.34 years             $  15.94           377,231           $  16.04
$22.75 - $35.38         466,250         9.79 years             $  30.25            37,800           $  22.74
$ 5.28 - $ 8.69       1,275,000         9.99 years             $   8.66                --                 --
$44.88 - $60.13         120,000         9.85 years             $   47.8                --                 --
                      ---------                                                  --------
                      3,933,675                                                   415,031

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

                                                                                Year Ended              Year Ended
                                                                             December 31, 1999       December 31, 2000
                                                                             -----------------       -----------------
                                                                                (in thousands except per share data)
Net loss attributable to common stockholders:
     As reported                                                                $   (64,024)           $  (124,295)
     Pro forma                                                                  $    67,955            $   129,818

Basic and diluted loss attributable to common stockholders per share:
     As reported                                                                $     (1.96)           $     (2.59)
     Pro forma                                                                  $     (2.09)           $     (2.71)

There was no pro forma effect for 1998 as no options were vested or granted. These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

                                                       1999          2000
                                                     --------      --------
Risk-free interest rate                                 5.66%         5.48%
Expected volatility                                    73.25%        96.90%
Dividend yield
                                                          --            --
Weighted average expected life of options            6 years       6 years

During the year, certain options were modified to accelerate vesting upon a change in control, as defined in the agreement. If a change in control occurs in the future, the Company would be required to recognize a charge to compensation expense to the extent that an employee ultimately retains an option that would have been otherwise forfeited under the option's original vesting terms.

9.       LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per common share:

                                                                                           Year Ended December 31,
                                                                           -------------------------------------------------------
                                                                               1998                 1999                 2000
                                                                           ------------         ------------         -------------
Numerator:
      Loss before extraordinary item                                       $(36,629,504)        $(61,093,390)        $(124,294,866)
      Extraordinary item                                                      5,641,573                   --                    --
                                                                           ------------         ------------         -------------
      Net loss                                                              (42,271,077)         (61,093,390)         (124,294,866)
      Preferred stock dividends and
      accretions                                                              3,094,162            2,930,338
                                                                           ------------         ------------         -------------
      Numerator for basic loss per
      share--loss attributable to common
      stockholders                                                          (45,365,239)         (64,023,728)         (124,294,866)
      Effect of dilutive securities                                                  --                   --
                                                                           ------------         ------------         -------------
      Numerator for diluted loss per share--loss attributable to
        common stockholders after assumed conversions                      $(45,365,239)        $(64,023,728)        $(124,294,866)
                                                                           ============         ============         =============
Denominator:
      Denominator for basic loss per                                          9,781,893           32,588,050            47,918,183
      Effect of dilutive securities                                                  --                   --                    --
                                                                           ------------         ------------         -------------
      Denominator for diluted loss per share - adjusted weighted
        average shares and assumed                                            9,781,893           32,588,050            47,918,183
                                                                           ============         ============         =============
Basic loss attributable to common
stockholders per share                                                     $      (4.64)        $      (1.96)        $       (2.59)
                                                                           ============         ============         =============
Diluted loss attributable to common
stockholders per share                                                     $      (4.64)        $      (1.96)        $       (2.59)
                                                                           ============         ============         =============

10.      INCOME TAXES

         Pinnacle has made an election to be taxed as a REIT under the Code. Pinnacle and its qualified REIT subsidiaries will generally not be subject to Federal income tax at the corporate level if 95% (90% beginning January 1, 2001) of its taxable income is distributed to its shareholders. REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates. Even though the Company qualifies as a REIT, it may be subject to certain state and local taxes and to Federal income and excise taxes on undistributed income.

         At December 31, 2000, the Company's REIT net operating loss ("NOL") carryover was approximately $226 million. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, reduce the amount that the Company must distribute to shareholders to maintain its status as a REIT. $13 million of the NOL is scheduled to expire after 2012 and $213 million is scheduled to expire after 2018. As a result of recent capital ownership changes, utilization of the NOL generated in time periods prior to those changes will be limited annually to the specific amounts determined in accordance with the Code.

         Pinnacle owns non-REIT subsidiaries that are subject to Federal and state income taxes. These entities are consolidated with Pinnacle for financial reporting purposes but file separate from Pinnacle for income tax reporting purposes. These subsidiaries have generated taxable losses to date of $10.2 million and the tax asset of $3.9 million created from the losses has been offset by a valuation allowance. A deferred tax liability in the amount of $14.4 million was established during the year 2000 resulting from asset basis differences related to the stock acquisitions of non-REIT subsidiaries.

         The Company expanded its operations into Canada during the calendar year 1999 and into the United Kingdom during calendar year 2000. These subsidiaries have generated taxable losses to date of $2.6 million and the tax asset of $1.1 million created from the losses has been offset by a valuation allowance. $1.6 million of the NOL carryforward related to Canada is scheduled to expire after 2006. $1 million of the NOL carryforward relates to the United Kingdom and can be carried forward indefinitely.

COMPONENTS OF NET DEFERRED TAX LIABILITY (IN THOUSANDS)

                                                     1999                   2000
                                                    ------              -----------
Fixed Assets                                        $   --              $  (13,793)
Net operating losses from                              195                   3,869
non-REIT subsidiaries
Net operating losses from                              115                   1,062
foreign subsidiaries
Valuation allowance                                   (310)                 (4,931)
Net deferred tax liability                          $   --              $  (13,793)

The net deferred tax liability is included in other long-term liabilities.

STATUTORY RATE RECONCILIATION (IN THOUSANDS)

                                                     1999                        2000
                                                   --------                    --------
Tax at statutory rate                              (22,849)                    (46,486)
Exemption for REIT                                  22,539                      41,865
Deferred tax benefit                                    --                         575
Change in valuation allowance                          310                       4,621
Net tax benefit (provision)                      $      --                   $     575

11.      RELATED PARTY TRANSACTIONS

         In 1998 and 1999, certain board members and/or stockholders provided management services to the Company. The Company paid up to $75,000, plus certain reimbursable costs incurred on behalf of the Company, each year for such management services. The Company paid approximately $834,192, $232,500, and $0 for such services and related reimbursable expenses for the years ended December 31, 1998, 1999, and 2000, respectively. At December 31, 1999 and 2000, $0 was due to these related parties for management services and related reimbursable costs.

         A balance due from officers of $161,246 and $55,293 is included in other assets at December 31, 1999 and 2000, respectively. During 1999 and 2000 the Company made payments for services of $14,596 and $323,027 to an unaffiliated company controlled by the Company's Chief Executive Officer. Such payments represent arms length transactions at pricing consistent and competitive with those of other unrelated parties who provide similar services. Also see Note 6 for related party debt and Note 8 for certain related party equity transactions.

12.      EMPLOYEE BENEFIT PLAN

         Effective January 1, 1997, the Company began participating in a 401(k) plan of the majority stockholder. The plan covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old and have completed six months of service. The Company has not made any contributions to the plan.

13.      SUBSEQUENT EVENTS

Acquisitions

         Subsequent to December 31, 2000 through April 12, 2001 the Company has completed acquisitions of six telecommunications sites for a purchase price of approximately $1.7 million and as of April 12, 2001 it is a party to one letter of intent to purchase one telecommunications site, reflecting an aggregate commitment to pay approximately $.1 million.

14.      RESTATEMENT

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the Motorola Antenna Site Acquisition and to accrue direct costs of the Motorola Antenna Site Acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the SEC and, after consulting with our new independent auditors, E&Y, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

         The following is a summary of unaudited results of operations for the years ended December 31, 1999 and 2000:

                    CONSOLIDATED STATEMENT OF OPERATIONS 1999

                                                        Three             Three               Three              Three
                                                        Months            Months             Months              Months
                                                        Ended             Ended               Ended              Ended
                                                       March 31,         June 30,          September 30,      December 31,
                                                         1999              1999               1999               1999
                                                    ----------------------------------------------------------------------
                                                     (unaudited)        (unaudited)        (unaudited)         (unaudited)
Revenues                                            $  12,008,208      $  13,748,759      $  22,757,176      $  36,605,088

Direct operating expenses, excluding
depreciation and amortization                           2,232,651          2,594,756          6,986,011         13,441,510
                                                    ----------------------------------------------------------------------
Gross margin, excluding depreciation
and amortization                                        9,775,557         11,154,003         15,771,165         23,163,578
Other expenses:
      General and administrative                          843,464            768,791          1,243,505          2,009,388
      Corporate development                             1,711,283          1,559,781          2,920,787          5,445,269
      State franchise, excise and
      minimum taxes                                       200,975            203,359            295,502            407,789
      Depreciation and amortization                     8,994,211         10,654,460         14,749,704         22,288,722
                                                    ----------------------------------------------------------------------
                                                       11,749,933         13,186,391         19,209,498         30,151,168
                                                    ----------------------------------------------------------------------
Loss from operations                                   (1,974,376)        (2,032,388)        (3,438,333)        (6,987,590)
Interest expense                                        3,900,192          4,339,867          6,199,411          8,513,545
Amortization of original issue
discount and debt issuance costs                        5,428,504          5,799,189          6,107,045          6,372,950
                                                    ----------------------------------------------------------------------
Net loss                                              (11,303,072)       (12,171,444)       (15,744,789)       (21,874,085)
Payable-in-kind preferred dividends
and accretion                                           2,930,339                 --                 --                 --
                                                    ----------------------------------------------------------------------
Net loss attributable to common
stockholders                                        $ (14,233,411)     $ (12,171,444)     $ (15,744,789)     $ (21,874,085)
                                                    =============      =============      =============      =============

Basic and diluted loss attributable
to common stockholders per share                            (0.79)             (0.38)             (0.38)             (0.50)
                                                    =============      =============      =============      =============
Weighted average number of common
shares outstanding                                     18,067,484         32,026,000         38,842,567         41,094,471
                                                    =============      =============      =============      =============

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                    As Previously                   As Previously                   As Previously
                                       Reported                        Reported                        Reported
                                    Three Months    Three Months    Three Months    Three Months     Three Months     Three Months
                                        Ended           Ended           Ended          Ended            Ended            Ended
                                      March 31,       March 31,        June 30,       June 30,       September 30,    September 30,
                                        2000            2000            2000            2000             2000              2000
                                    -------------   ------------    -------------   ------------    --------------    -------------
                                                     (Restated)                      (Restated)                        (Restated)
                                     (unaudited)     (unaudited)     (unaudited)    (unaudited)       (unaudited)      (unaudited)
Revenues                            $ 39,923,411    $ 39,923,411    $ 44,359,176    $ 44,359,176    $ 45,313,138      $ 45,313,138


Direct operating expenses,
  excluding depreciation
  and amortization                    14,340,667      14,345,868      14,957,003      14,957,003      16,958,003        16,958,003
                                    ------------    ------------    ------------    ------------    ------------      ------------

Gross margin, excluding
  depreciation and
  amortization                        25,582,744      25,577,543      29,402,173      29,402,173      28,355,135        28,355,135
                                    ------------    ------------    ------------    ------------    ------------      ------------

Other expenses:
  General and administrative           1,906,605       2,093,068       2,106,522       2,106,522       4,030,682         4,030,682
  Corporate development                3,870,986       6,567,815       4,276,878       6,954,531      13,619,585        14,187,345
  State franchise, excise
    and minimum taxes                    366,240         366,240         376,114         376,114         100,944           100,944
  Depreciation and amortization       26,395,597      24,761,027      28,519,433      27,004,870      31,875,795        30,634,215
                                    ------------    ------------    ------------    ------------    ------------      ------------

                                      32,539,428      33,788,150      35,278,947      36,442,037      49,627,006        48,953,186
                                    ------------    ------------    ------------    ------------    ------------      ------------

Loss from operations                  (6,956,684)     (8,210,607)     (5,876,774)     (7,039,864)    (21,271,871)      (20,598,051)

Interest expense                       8,775,993       8,775,993       7,534,684       7,534,684      10,791,905        10,791,905
Amortization of original
  issue discount and debt
  issuance costs                       6,425,730       6,425,730       6,823,822       6,823,822       6,961,131         6,961,131

Foreign currency transaction loss             --              --              --              --              --

Minority interest in subsidiary                               --              --              --         (60,297)          (60,297)
                                    ------------    ------------    ------------    ------------    ------------      ------------

Loss before income tax benefit       (22,158,407)    (23,412,330)    (20,235,280)    (21,398,370)    (38,964,610)      (38,290,790)

Income tax benefit
Net loss attributable to
common stockholders                  (22,158,407)    (23,412,330)    (20,235,280)    (21,398,370)    (38,964,610)      (38,290,790)
                                    ============    ============    ============    ============    ============      ============

Basic and diluted loss              $      (0.48)   $      (0.50)   $      (0.43)   $      (0.45)   $      (0.80)     $      (0.79)
  attributable to common
  stockholders per share
Weighted average number
  of common shares
  outstanding                         46,478,027      46,478,027      47,411,489      47,411,489      47,746,133        47,746,133
                                    ============    ============    ============    ============    ============      ============



                                              Three
                                             Months                  Year
                                              Ended                  Ended
                                          December 31,            December 31,
                                              2000                   2000
                                         -------------           -------------
                                           (unaudited)
Revenues                                 $  46,052,261           $ 175,647,986


Direct operating expenses,
  excluding depreciation
  and amortization                          17,548,699              63,809,573
                                         -------------           -------------
Gross margin, excluding
  depreciation and
  amortization                              28,503,562             111,838,413
                                         -------------           -------------
Other expenses:
  General and administrative                 4,375,005              12,605,277
  Corporate development                     14,159,811              41,869,502
  State franchise, excise                      340,497               1,183,795
    and minimum taxes
  Depreciation and amortization             32,779,791             115,179,903
                                         -------------           -------------
                                            51,655,104             170,838,477
                                         -------------           -------------
Loss from operations                       (23,151,542)            (59,000,064)
Interest expense                            11,177,415              38,279,997
Amortization of original
  issue discount
  and debt issuance costs                    7,216,312              27,426,995

Foreign currency transaction                   342,120                 342,120

Minority interest in
subsidiary                                    (119,013)               (179,310)
                                         -------------           -------------
Loss before income tax benefit             (41,768,376)           (124,869,866)

Income tax benefit                             575,000                 575,000
Net loss attributable to
common stockholders                       $ 41,193,376)         $ (124,869,866)
                                          ============          ==============
Basic and diluted loss
  attributable to common
  stockholders per share                        (0.85)         $        (2.59)
Weighted average number
  of common shares outstanding              48,430,593              47,918,183
                                          ============          ==============

                    PINNACLE HOLDINGS, INC. AND SUBSIDIARIES
          SCHEDULE II -- SCHEDULE OF VALUATION AND QUALIFYING ACCOUNTS


                                                    Balance at                                                 Balance at
                                                    Beginning    Charged to                                      End of
                   Description                      of Period    Operations       Deductions     Other (1)       Period
---------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts receivable:
                December 31, 2000                    $3,327,411   $4,072,247      $531,974      $(1,326,662)   $ 5,541,022
                December 31, 1999                       125,000    1,668,000       703,000        2,237,411      3,327,411
                December 31, 1998                        70,000      452,000       397,000                         125,000

(1) Other includes recoveries, acquisitions and disposals, and the effect of fluctuations in foreign currency.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on April 26, 2001.

                                             Pinnacle Holdings Inc.
                                             (Registrant)


                                             By: /s/ Robert Wolsey
                                                ------------------------------
                                                 Robert Wolsey, President and
                                                   Chief Executive Officer




         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 26, 2001.

/SIGNATURE                                                   TITLE

/S/ Robert Wolsey                                            President, Chief Executive Officer and Director
-----------------------------------------------------
Robert Wolsey


                                                             Chief Financial Officer, Chief Operating Officer, Vice
/S/ Steven Day                                               President, Secretary and Director
-----------------------------------------------------
Steven Day


                          *                                  Director
-----------------------------------------------------
G. Peter O'Brien


                                                             Director
-----------------------------------------------------
Paula Boggs


                          *                                  Director
-----------------------------------------------------
J. Clarke Smith


* By: /s/ Steven Day
     ------------------------------------------------
                       Steven Day
                    Attorney-in-fact

                                INDEX TO EXHIBITS


EXHIBIT
NO.      DESCRIPTION
-------  -----------
3.1      Amended and Restated Certificate of Incorporation of the Registrant  (2)
3.2      Bylaws of the Registrant (2)
4.1      Indenture dated as of March 20, 1998 among the Registrant and The Bank of New York, as Trustee (2)
4.2      Exchange and Registration Rights Agreement dated as of March 20, 1998 by and among the Registrant and each of the Purchasers referred to therein (2)
4.3      Specimen Stock Certificate (5)
4.4      Registration Agreement (5)
4.5      Recapitalization Agreement(14)
4.6      Indenture dated as of March 22, 2000 among the Registrant and The Bank of New York, as Trustee, including the form of 5.5% Note. (12)
4.7      Registration Rights Agreement dated as of March 22, 2000 by and among the Registrant and each of the Purchasers referred to therein. (12)
4.8      Rights Agreement, dated as of December 22, 2000, between the Company and First Union National Bank, a national banking institution, as
         Rights Agent, which includes the form of the Certificate of Designation as Exhibit A, the form of the Rights Certificate as Exhibit B, and the
         Summary of Rights as Exhibit C. (13)
10.1     Second Amended and Restated Credit Agreement dated February 26, 1998 by and among Pinnacle Towers, Inc., a wholly-owed subsidiary of the
         Registrant ("PTI"), NationsBank of Texas, N.A. and Goldman, Sachs
         Credit Partner L.P. (2)
10.2     First Amendment to Second Amended and Restated Credit Agreement dated
         March 17, 1998 (2)
10.3     Third Amended and Restated Credit Agreement Dated May 29, 1998 (3)
10.4     First Amendment to Third Amended and Restated Credit Agreement (8)
10.5     Second Amendment to Third Amended and Restated Credit Agreement (7)
10.6     Third Amendment to Third Amended and Restated Credit Agreement (14)
10.7     Fourth Amended and Restated Credit Agreement (10)
10.8     Fifth Amended and Restated Credit Agreement (11)
10.9     First Amendment to Fifth Amended and Restated Credit Agreement
10.10    Second Amendment to Fifth Amended and Restated Credit Agreement
10.11    Third Amendment to Fifth Amended and Restated Credit Agreement
10.12    Limited and Conditional Waiver for $520,000,000 Fifth Amended and
         Restated Credit Agreement
10.13    Fourth Amendment to Fifth Amended and Restated Credit Agreement
10.14    Fifth Amendment to Fifth Amended and Restated Credit Agreement
10.15    Sixth Amendment to Fifth Amended and Restated Credit Agreement
10.16    Agreement for Purchase and Sale of Assets between PTI and Motorola,
         Inc., dated June 25, 1999 (9)
10.17    Form of Purchase and Sale Agreement dated January 9, 1998 by and among
         PTI and Southern Communications(2)
10.18    Form of Southern Communications Master Site Lease Agreement by and
         among PTI and Southern Communications (2)
10.19    Form of Option to Direct Construction or Acquisition of Additional
         Tower Facilities by and among PTI and Southern Communications(2)
10.20    Form of Exchange Agreement by and among PTI and Southern
         Communications(1)
10.21    Form of Lease Agreement-Non-Restricted Premises(2)
10.22    Form of Lease Agreement-Restricted Premises(2)
10.23    Form of Master Antenna Site Lease by and among PTI and Teletouch
         Communications, Inc.(2)
10.24    Contract of Sale by and among PTI and Teletouch Communications, Inc.
         and First Amendment to Contract of Sale(2)
10.25    Executive Employment Agreement between the Registrant and Robert Wolsey dated May 3, 1995 (2)
10.26    Executive Employment Agreement between the Registrant and Steven Day dated February 17, 1997 (2)
10.27    Executive Employment Agreement between the Registrant and James
         Dell'Apa dated May 3, 1995 (2)
10.28    Subscription Agreement dated December 31, 1995 by and among ABRY II and
         PTI (2)

10.29 Second Amended and Restated Subscription and Stockholders Agreement dated May 16, 1996 by and among PTI, the Registrant and certain stockholders(2)
10.30    Capital Contribution Agreement dated February 26, 1998(2)
10.31 Convertible Promissory Note due 1998 dated February 11, 1998 by and among the Registrant and ABRY II(2)
10.32    Services Agreement by and among PTI and PTI II(2)
10.33    Amended Capital Contribution Agreement dated May 29, 1998(3)
10.34 Purchase Agreement dated as of July 7, 1998 among MobileMedia, its affiliates and the Registrant(4)
10.35 Proposed Form of Master Lease for Transmitter Systems Space between the Registrant and MobileMedia Communications, Inc.(4)
10.36 Amendment to Purchase Agreement dated September 2, 1998 between PTI and MobileMedia and certain of its affiliates(6)
10.37 Form of Management and Consulting Services Agreement dated as of April __, 1995 between Pinnacle Towers Inc. and ABRY(1)
10.38    Stock Incentive Plan(5)
10.39 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.40 Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated September 28, 1999(11)
10.41 Agreement For Purchase and Sale of Assets by and between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.42 Services Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of August 31, 1999(11)
10.43 Agreement by and between Pinnacle Towers III Inc. and Pinnacle Towers Inc., dated as of September 28, 1999(11)
10.44 Amended and Restated Articles of Incorporation of Pinnacle Towers III Inc., dated October 28, 1999(11)
10.45 Convertible Promissory Note of Pinnacle Towers III Inc., dated October 29, 1999(11)
10.46 Cost and Expense Sharing and Reimbursement Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III Inc., effective as of August 31, 1999(11)
10.47 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle III Inc., dated as of January 13, 2000 (12)
10.48 Convertible Promissory Note of Pinnacle Towers III Inc., dated January 13, 2000 (12)
10.49 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of January 27, 2000 (12)
10.50 Convertible Promissory Note of Pinnacle Towers III Inc., dated January 27, 2000 (12)
10.51 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers IV Inc., dated August 17, 2000 (15)
10.52 Convertible Promissory Note of Pinnacle Towers IV Inc., dated August 17, 2000 (15)
10.53    Stock Purchase Agreement by and among Pinnacle Towers Inc., and Robert
         J. Wolsey and Steven R. Day
10.54    Stock Purchase Agreement by and among Pinnacle Towers Inc., and Robert
         J. Wolsey and Steven R. Day
10.55 Cost and Expense Sharing and Reimbursement Agreement between Pinnacle Towers Inc. and Pinnacle Towers IV Inc. dated August 31, 2000.
10.56 Cost and Expense Sharing and Reimbursement Agreement between Pinnacle Towers Inc. and Pinnacle Towers V Inc. dated March 21, 2001.
21.1     List of Subsidiaries(2)
23.1     Consent of Ernst & Young LLP
23.2     Consent of PricewaterhouseCoopers LLP
24.1 Power of Attorney of certain directors of Pinnacle (set forth on the signature page of this annual report)
24.2     Power of Attorney of director of Pinnacle
24.3     Power of Attorney of director of Pinnacle
24.4     Power of Attorney of director of Pinnacle
24.5     Power of Attorney of director of Pinnacle
         (1)      Previously filed on July 27, 1998 with Amendment No. 1 to the
                           Registrant's Registration Statement on Form S-11.
         (2)      Previously filed on April 1, 1998 with the Registrant's
                           Registration Statement on Form S-4 (SEC file no. 333-49147).

         (3)      Previously filed on June 11, 1998 with Amendment No. 1 to the
                           Registrant's Registration Statement on Form S-4.
         (4)      Previously filed on July 17, 1998 with the Registrant's
                           Registration Statement on Form S-11 (SEC file no. 333-59297).
         (5)      Previously filed on August 11, 1998 with Amendment No. 2 to the Registrant's Registration Statement on Form S-11.
         (6)      Previously filed on September 18, 1998 with the Registrant's
                           Report on Form 8-K.
         (7)      Previously filed on January 5, 1999 with Amendment No. 4 to the Registrant's Registration Statement on Form S-11.
         (8)      Previously filed on January 21, 1999 with Amendment No. 5 to the Registrant's Registration Statement on Form S-11.
         (9)      Previously filed on July 2, 1999 with the Registrant's
                           Registration Statement on Form S-3.
         (10)     Previously filed on July 21, 1999 with Amendment No. 2 to the
                           Registrant's Registration Statement on Form S-3.
         (11)     Previously filed on November 15, 1999 with the Registrant's
                           Quarterly Report on Form 10-Q.
         (12)     Previously filed on May 15, 2000 with the Registrant's
                           Quarterly Report on Form 10-Q.
         (13)     Previously filed on December 22, 2000 with the Registrant's
                           Registration Statement on Form 8-A.
         (14)     Previously filed on February 17, 1999 with Amendment No. 6 to the Registrant's Registration Statement on Form S-11.
         (15)     Previously filed on November 14, 2000 with the Registrant's
                           Quarterly Report on Form 10-Q.