Form 10-Q/A
period 1999-09-30
PINNACLE HOLDINGS INC
filed 2001-05-04
CIK 1058986

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

                301 NORTH CATTLEMEN ROAD, SARASOTA, FLORIDA 34236

                            TELEPHONE: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


At November 12, 1999, Registrant had outstanding 41,094,520 shares of $.001 par value Common Stock

PART I. FINANCIAL INFORMATION                                                                                PAGE
                                                                                                          ----------

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of December 31, 1998 and September 30, 1999                   1
         Condensed Consolidated Statements of Operations for the nine months ended
           September 30, 1998 and 1999                                                                          2
         Condensed Consolidated Statements of Operations for the three months ended
           September 30, 1998 and 1999                                                                          3
         Condensed Consolidated Statements of Changes in Stockholders' Equity for the nine months
            ended September 30, 1999                                                                            4
         Condensed Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1998 and 1999                                                                          5
         Notes to Condensed Consolidated Financial Statements                                                6-11

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                                            11-18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk                                           18

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                     18

Item 2   Not Applicable                                                                                        19

Item 3   Not Applicable                                                                                        19

Item 4   Not Applicable                                                                                        19

Item 5   Other Information                                                                                  19-20

Item 6.  Exhibits and Reports on Form 8-K                                                                      20


SIGNATURES                                                                                                     21

EXHIBIT INDEX                                                                                               22-23

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:

                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,         September 30
                                                                                             1998                  1999
                                                                                       ---------------       ---------------
                                                                                                             Restated-Note 1
                                                                                                                (unaudited)
Assets
Current assets:
Cash and cash equivalents                                                              $    13,801,190       $   151,868,363
Accounts receivable, net                                                                     1,679,390             7,253,110
Prepaid expenses and other current assets                                                    1,432,428             6,192,589
                                                                                       ---------------       ---------------
   Total current assets                                                                     16,913,008           165,314,062
Tower assets, net                                                                          473,942,309           833,811,735
Leasehold interests, net                                                                            --            76,266,440
Fixed assets, net                                                                            2,476,666             3,606,803
Land                                                                                        14,613,365            31,234,982
Deferred debt issue costs, net                                                               6,686,683            14,026,548
Other assets                                                                                 1,516,070             2,612,601
                                                                                       ---------------       ---------------
                                                                                       $   516,148,101       $ 1,126,873,171
                                                                                       ===============       ===============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                       $     3,280,809       $     4,903,801
Accrued expenses                                                                             5,761,016            15,425,188
Deferred revenue                                                                             1,448,432             4,344,308
Current portion of long-term debt                                                           15,692,912             6,666,384
                                                                                       ---------------       ---------------
   Total current liabilities                                                                26,183,169            31,339,681
Long-term debt                                                                             417,524,802           698,320,176
Other liabilities                                                                              125,152               359,145
                                                                                       ---------------       ---------------
                                                                                           443,833,123           730,019,002
Redeemable stock:
  Series A senior preferred stock, Class B common stock, and Class D common stock           31,643,338                    --
  Warrants                                                                                   1,000,000                    --
                                                                                       ---------------       ---------------
                                                                                            32,643,338                    --
Stockholders' equity:
  Series B junior preferred stock redeemable, 14% dividend, $.001 par value, 100 shares authorized; 60 and 0 shares issued and outstanding at December 31, 1998 and September
  30, 1999, respectively                                                                    59,928,980                    --
Common stock:
  Class A common stock, 202,500 and 0 shares issued and outstanding at December
31, 1998 and
   September 30, 1999, respectively                                                                203                    --
  Class E common stock, 174,766 and 0 shares issued and outstanding at
   December 31, 1998 and September 30, 1999, respectively                                          175                    --
  Common stock, $.001 par value, 100,000,000 shares authorized; 0 and
   41,094,520 shares issued and outstanding at December 31, 1998 and
   September 30, 1999, respectively                                                                 --                41,095
Additional paid-in capital                                                                  33,136,302           489,426,399
Accumulated deficit                                                                        (53,394,020)          (92,613,325)
                                                                                       ---------------       ---------------
                                                                                            39,671,640           396,854,169
                                                                                       ---------------       ---------------
                                                                                       $   516,148,101       $ 1,126,873,171
                                                                                       ===============       ===============


  The accompanying Notes to Condensed Consolidated Financial Statements are an
             integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                             -------------------------------
                                                                                 1998               1999
                                                                             ------------       ------------
                                                                              (UNAUDITED)      RESTATED-NOTE 1
                                                                                                 (UNAUDITED)

Revenues                                                                     $ 21,127,633       $ 48,514,143
Direct operating expenses, excluding depreciation and amortization              3,965,511         11,813,418
                                                                             ------------       ------------
         Gross margin, excluding depreciation and amortization                 17,162,122         36,700,725
Other expenses:
          General and administrative                                            2,720,097          2,855,760
          Corporate development                                                 4,955,121          6,191,851
          State franchise, excise and minimum taxes                               398,730            699,836
          Depreciation and amortization                                        13,357,626         34,398,375
                                                                             ------------       ------------
                                                                               21,431,574         44,145,822
                                                                             ------------       ------------
Loss from operations                                                           (4,269,452)        (7,445,097)
Interest expense                                                                7,276,265         14,439,470
Amortization of original issue discount and debt issuance costs                11,635,619         17,334,738
                                                                             ------------       ------------
Net loss                                                                     ($23,181,336)      ($39,219,305)
                                                                             ============       ============
Payable-in-kind preferred dividends and accretion                                 683,304          2,930,338
                                                                             ============       ============

Net loss attributable to common stockholders                                 ($23,864,640)      ($42,149,643)
                                                                             ============       ============
Basic and diluted loss attributable to common stockholders per share(a)      ($      2.46)      ($      1.42)
                                                                             ============       ============
Weighted average number of common shares outstanding                            9,708,457         29,721,466
                                                                             ============       ============



(a) Basic and diluted loss per common share in 1999 and 1998 have been computed based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering (Note 3). Diluted loss per common share would be anti-dilutive, separately presented.

      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                              THREE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                        -------------------------------
                                                                             1998              1999
                                                                        ------------       ------------
                                                                         (UNAUDITED)      RESTATED-NOTE 1
                                                                                            (UNAUDITED)

Revenue                                                                 $  8,583,537       $ 22,757,176
Direct operating expenses, excluding depreciation and amortization         1,908,426          6,986,011
                                                                        ------------       ------------
         Gross margin, excluding depreciation and amortization             6,675,111         15,771,165
Other expenses:
          General and administrative                                         852,967          1,243,505
          Corporate development                                            1,660,516          2,920,787
          State franchise, excise and minimum taxes                          116,083            295,502
          Depreciation and amortization                                    5,865,773         14,749,704
                                                                        ------------       ------------
                                                                           8,495,339         19,209,498
                                                                        ------------       ------------
Loss from operations                                                      (1,820,228)        (3,438,333)
Interest expense                                                           2,725,923          6,199,411
Amortization of original issue discount and debt issuance costs            5,496,024          6,107,045
                                                                        ------------       ------------
Net loss                                                                ($10,042,175)      ($15,744,789)
                                                                        ============       ============
Payable-in-kind preferred dividends and accretion                            683,304                 --
                                                                        ============       ============
Net loss attributable to common shareholders                            ($10,725,479)      ($15,744,789)
                                                                        ============       ============
Basic and diluted loss per common share(a)                              ($      1.07)      ($      0.41)
                                                                        ============       ============
Weighted average number of common shares outstanding                      10,000,000         38,842,567
                                                                        ============       ============


(a) Basic and diluted loss per common share in 1999 and 1998 have been computed based on the weighted average number of common shares outstanding during the periods, after giving retroactive effect for the conversion of the Company's common stock outstanding prior to the Company's initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering (Note 3). Diluted loss per common share would be anti-dilutive and separately presented.

      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                    Series B
                                     junior                                Class A          Class E
                                preferred stock        Common stock      common stock     common stock     Additional
                              -------------------  ------------------  ---------------- -----------------    paid-in
                              Shares    Amount       Shares    Amount   Shares   Amount  Shares    Amount    capital
                              ------  -----------  ---------- -------  --------  ------ --------   ------  ------------
Balance at December 31, 1998  60.40   $59,928,980      -          -     202,500  $ 203   174,766   $ 175  $ 33,136,302

UNAUDITED:
Dividends and accretion on
  Preferred Stock              1.27     1,767,106      -          -                                         (2,930,338)


Issuance of common stock,
 net of issuance costs,
 and conversion
 (Note 3)                                          41,094,520 $41,095  (202,500)  (203) (174,766)   (175)  502,968,169


Liquidation of Series B
 Junior Preferred Stock      (61.67)  (61,696,086)


Distribution of contributed
 capital and yield on
 various classes of
 common stock                                                                                              (43,747,734)

Net loss attributable to
common stockholders
(Restated-Note 1)
                             ------   -----------  ---------- -------  --------  -----   -------  ------  ------------

Balance at
September 30, 1999
(Restated-Note 1)              -      $    -       41,094,520 $41,095      -     $  -       -     $  -    $489,426,399
                             ======   ===========  ========== =======  ========  =====   =======  ======  ============

                               Accumulated  Stockholders'
                                 deficit       equity
                              ------------  ------------
Balance at December 31, 1998  ($53,394,020) $ 39,671,640

UNAUDITED:
Dividends and accretion on
  Preferred Stock                             (1,163,232)


Issuance of common stock,
 net of issuance costs,
 and conversion
 (Note 3)                                    503,008,886


Liquidation of Series B
 Junior Preferred Stock                      (61,696,086)


Distribution of contributed
 capital and yield on
 various classes of
 common stock                                (43,747,734)

Net loss attributable to
common stockholders
(Restated-Note 1)              (39,219,305)  (39,219,305)
                              ------------  ------------

Balance at
September 30, 1999
(Restated-Note 1)             ($92,613,325) $396,854,169
                              ============  ============

      The accompanying Notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements

                             PINNACLE HOLDINGS INC.
           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,
                                                                                -----------------------------------
                                                                                    1998                   1999
                                                                                -------------         -------------
                                                                                                    (RESTATED-NOTE 1)
                                                                                 (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                                       ($ 23,181,336)          (39,219,305)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation and amortization                                              13,357,626            34,398,375
        Amortization of original issue discount and debt issuance costs            11,635,619            17,334,738
        Provision for doubtful accounts                                               286,905               568,000
        (Increase) decrease in:
          Accounts receivable, gross                                                 (855,026)           (2,775,230)
          Prepaid expenses and other current assets                                     4,828              (758,769)
          Other assets                                                               (609,486)           (1,096,531)
        Increase (decrease) in:
          Accounts payable                                                            647,258              (430,522)
          Accrued expenses                                                          4,279,009             9,664,172
          Deferred revenue                                                            399,402               296,130
          Other liabilities                                                             7,077               233,993
                                                                                -------------         -------------
              Total adjustments                                                    29,153,212            57,434,356
                                                                                -------------         -------------
Net cash provided by (used in)operating activities                                  5,971,876            18,215,051
                                                                                -------------         -------------
Cash flows from investing activities:
         Payments made in connection with acquisitions:
          Tower assets                                                           (310,721,207)         (355,516,082)
          Leasehold interests                                                              --           (77,621,307)
          Land                                                                     (7,010,921)          (16,621,617)
          Net current liabilities acquired                                                 --            (2,714,622)
         Capital expenditures:
          Tower assets                                                            (31,312,021)          (27,706,463)
           Fixed assets                                                            (1,244,500)           (1,833,704)
                                                                                -------------         -------------
Net cash used in investing activities                                            (350,288,649)         (482,013,795)
                                                                                -------------         -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                                     474,736,382           556,080,721
         Repayment of long-term debt                                             (204,138,000)         (317,963,299)
         Proceeds from issuance of common stock, net                               10,767,709           501,237,846
         Proceeds from issuance of PIK preferred stock and warrants, net           61,669,647                    --
         Liquidation of PIK preferred stock and warrants                                   --           (93,741,617)

         Distribution of contributed capital and payment of
          accretion on various classes of common stock                               (412,888)          (43,747,734)
                                                                                -------------         -------------
Net cash provided by financing activities                                         342,622,850           601,865,917
                                                                                -------------         -------------
Net increase (decrease) in cash and cash equivalents                               (1,693,923)          138,067,173
Cash and cash equivalents, beginning of period                                      1,693,923            13,801,190
                                                                                -------------         -------------
Cash and cash equivalents, end of period                                        $          --         $ 151,868,363
                                                                                =============         =============

Supplemental disclosure of cash flows:
        Cash paid for interest                                                  $   7,840,878         $  16,498,833
                                                                                =============         =============
Non-Cash Transactions:
        Seller debt issued in acquisitions                                      $   2,347,107         $   8,998,250
        Payable-in-kind preferred dividends and accretion                       $     683,304         $   2,930,338
        Stock issued for acquisitions                                           $          --         $   8,804,163

      The accompanying notes to Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


         As used in this Quarterly Report on Form 10-Q/A for the period ending September 31, 1999, unless the context otherwise requires, "we," "us," "our," "Company" or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers III Inc. ("PT III").

1.       RESTATEMENT

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended September 30, 1999, March 31, 2000, June 30, 2000, and September 30, 2000, to expense certain costs previously capitalized as direct costs of the acquisition of the Motorola Antenna Site Acquisition ("Motorola Antenna Site Acquisition") and to accrue direct costs of the acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the Securities and Exchange Commission and, after consulting with our new independent auditors, Ernst & Young LLP, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

         A detailed summary of the effects of the restatement is set forth in
Note 8.

2.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc. At the time of the August 31, 1999 Motorola site acquisition (as defined herein), the Company invested $49 million in convertible preferred stock of PT III, a newly formed entity, most of the common stock of which is owned by two members of management of the Company. These proceeds were utilized by PT III to acquire the ownership of certain rooftop communication site leases previously owned by Motorola. The Company and PT III modified certain aspects of those relationships subsequent to September 30, 1999. See Part II, Item 5, Other Information. In addition, PT III entered into a service agreement with the Company to manage these assets. As a result of these transactions and significant operating relationships with PT III, the assets and liabilities of PT III, together with the results of operations from the date of the Motorola acquisition, have been included in the Company's consolidated financial statements as of September 30, 1999. See Part II, Item 5, Other Information. All significant intercompany balances and transactions have been eliminated. Preparation of the consolidated financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results may vary from estimates used.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated statements as of September 30, 1999 and for the nine month and three month periods ended September 30, 1999 and 1998 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's restated consolidated financial statements and notes thereto for the year ended December 31, 1998.

         The Company's Condensed Consolidated Statements of Operations for the nine month and three month periods ended September 30, 1999, reflect all components of Comprehensive Income as defined by SFAS No. 130,

"Reporting Comprehensive Income." Accordingly, no separate Consolidated Statement of Comprehensive Income is presented as would otherwise be required.

3.       ACQUISITIONS

         We actively acquire communications sites and related real estate assets.

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

         On August 31, 1999, we consummated the Motorola Antenna Site Acquisition pursuant to which we acquired approximately 1,858 communications sites and related assets from Motorola, Inc. ("Motorola") for $254 million, comprised of $245 million in cash and $9 million in the Company's common stock, plus fees and expenses of approximately $2.2 million. The purchase price allocations related to this transaction are preliminary. This acquisition resulted in Pinnacle having sites in all 50 states and nine Canadian Provinces. We transferred certain of the rooftop communication sites we acquired from Motorola to PT III. See Part II, Item 5, Other Information.

         Included in the total purchase price recorded on the Motorola Antenna Site Acquisition as of September 30, 1999 were incurred and accrued costs of approximately $7.5 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($7.0 million).

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

                                                                                  Pro Forma Nine Months Ended
                                                                        ------------------------------------------------
                                                                           September 30,              September 30,
                                                                               1998                       1999
                                                                        --------------------      ----------------------
                                                                            (unaudited)                (unaudited)
Revenue                                                                    $100,368,428                $109,939,230
Gross margin, excluding depreciation                                         57,896,990                  67,148,938
Net loss                                                                    (88,939,174)                (73,518,838)
Net loss attributable to common stockholders                                (89,622,478)                (76,449,176)
Basic and diluted loss attributable to common stockholders per share              (9.23)                      (2.57)


4.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

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

         The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the IPO, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the IPO, which amount equaled the amount of yield such shares had accrued from the date of their issuance through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

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

         On July 27, 1999, the Company completed a secondary offering of common stock (the "Secondary Offering") whereby the Company sold 8,650,000 shares of its Common Stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company.

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

5.       LONG-TERM DEBT

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

6.       COMMITMENTS

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

7.       SUBSEQUENT EVENTS

         During October 1999, the Company increased the committed amount of its Senior Credit Facility from $470 million to $520 million, $50 million of which remains available for use in making acquisitions as of November 11, 1999.

8.       RESTATEMENT

         As described in Note 1, the unaudited quarterly financial information for the nine months ended September 30, 1999 and for the three months ended September 30, 1999 have been restated.

            Unaudited Condensed Consolidated Statements of Operations

                                                      As Previously       As restated       As Previously       As restated
                                                         Reported                              Reported
                                                       Three Months      Three Months        Nine Months        Nine Months
                                                          Ended              Ended              Ended              Ended
                                                      September 30,      September 30,       September 30,      September 30,
                                                           1999              1999                1999              1999
                                                       (unaudited)        (unaudited)        (unaudited)        (unaudited)

Revenues                                               $ 23,059,176       $ 22,757,176       $ 48,816,143       $ 48,514,143
Direct operating expenses, excluding
depreciation and amortization                             6,863,660          6,986,011         11,691,067         11,813,418
                                                       ---------------------------------------------------------------------
Gross margin, excluding depreciation and
amortization                                             16,195,516         15,771,165         37,125,076         36,700,725
                                                       ---------------------------------------------------------------------
Other expenses:
   General and administrative                             1,210,505          1,243,505          2,822,760          2,855,760
   Corporate development                                  2,459,995          2,920,787          5,731,059          6,191,851
   State franchise, excise and minimum taxes                295,502            295,502            699,836            699,836
   Depreciation and amortization                         15,469,742         14,749,704         35,118,413         34,398,375
                                                       ---------------------------------------------------------------------
                                                         19,435,744         19,209,498         44,372,068         44,145,822
                                                       ---------------------------------------------------------------------
Loss from operations                                     (3,240,228)        (3,438,333)        (7,246,992)        (7,445,097)
Interest expense                                          6,199,411          6,199,411         14,439,470         14,439,470
Amortization of original issue discount and debt
issuance costs                                            6,107,045          6,107,045         17,334,738         17,334,738
                                                       ---------------------------------------------------------------------
Net loss
                                                        (15,546,684)       (15,744,789)       (39,021,200)       (39,219,305)
Payable-in-kind preferred dividends and accretion                --                 --          2,930,338          2,930,338
Net loss attributable to common stockholders           $(15,546,684)      $(15,744,789)      $(41,951,538)      $(42,149,643)
                                                       =====================================================================

Basic and diluted loss attributable to common
stockholders per share                                 $      (0.40)      $      (0.41)      $      (1.41)      $      (1.42)
                                                       =====================================================================
Weighted average number of common shares
outstanding                                              38,842,567         38,842,567         29,721,466         29,721,466
                                                       =====================================================================

                     UNAUDITED CONSOLIDATED BALANCE SHEETS


                                                                                             As Previously      As Restated
                                                                                               Reported
                                                                                             September 30,    September 30,
                                                                                                   1999           1999
                                                                                               (unaudited)      (unaudited)
Assets
Cash and cash equivalents                                                                    $ 151,868,363    $ 151,868,363
Accounts receivable, net                                                                         7,555,110        7,253,110
Prepaid expenses and other current assets                                                        6,192,589        6,192,589
                                                                                            --------------   --------------
   Total current assets                                                                        165,616,062      165,314,062
Tower assets, net                                                                              861,753,326      833,811,735
Leasehold interests, net                                                                        81,071,025       76,266,440
Fixed assets, net                                                                                3,606,803        3,606,803
Land                                                                                            31,611,851       31,234,982
Deferred debt issue costs, net                                                                  14,026,548       14,026,548
Other assets                                                                                     2,612,601        2,612,601
                                                                                            --------------   --------------
                                                                                            $1,160,298,216   $1,126,873,171
                                                                                            ==============   ==============
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable                                                                                $4,903,801       $4,903,801
Accrued expenses                                                                                48,652,128       15,425,188
Deferred revenue                                                                                 4,344,308        4,344,308
Current portion of long-term debt                                                                6,666,384        6,666,384
                                                                                            --------------   --------------
   Total current liabilities                                                                    64,566,621       31,339,681
Long-term debt                                                                                 698,320,176      698,320,176
Other liabilities                                                                                  359,145          359,145
                                                                                            --------------   --------------
                                                                                               763,245,942      730,019,002
Redeemable stock:
  Series A senior preferred stock, Class B common stock, and Class D common stock                       --               --
  Warrants                                                                                              --               --
                                                                                                        --               --
Stockholders' equity:
Common stock:
  Class A common stock, 0 shares issued and outstanding at September 30, 1999                           --               --
  Class E common stock, 0 shares issued and outstanding at September 30, 1999                           --               --
  Common Stock, $.001 par value, 100,000,000 shares authorized;  41,094,520 shares issued
   and outstanding at September 30, 1999                                                            41,095           41,095
Additional paid-in capital                                                                     489,426,399      489,426,399
Accumulated deficit                                                                            (92,415,220)     (92,613,325)
                                                                                            --------------   --------------
                                                                                               397,052,274      396,854,169
                                                                                            --------------   --------------
                                                                                            $1,160,298,216   $1,126,873,171
                                                                                            ==============   ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the consolidated financial condition and results of operations of the Company should be read in conjunction with the condensed consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations set forth in Pinnacle's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended September 30, 1999, March 31, 2000, June 30, 2000, and September 30, 2000, to expense certain costs previously capitalized as direct costs of the acquisition of the Motorola Antenna Site Acquisition and to accrue direct costs of the acquisition only as the related services are performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Following an inquiry by the Securities and Exchange Commission and, after consulting with our new independent auditors, Ernst & Young LLP, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

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

         During the quarter, we achieved a 185% increase in our number of sites by closing 1,987 sites - nearly tripling our site inventory. These new sites included the purchase of all of Motorola's 1,858 North American antenna sites, which accounted for 499 owned sites, 526 "managed" sites and 833 "leased" sites. Managed sites are tower or rooftop communications sites owned by others where we would have the exclusive right to market antenna space on these sites. Leased sites are tower or rooftop communications sites owned by others that we would have a non-exclusive right to market antenna space. We subsequently sold certain rooftop sites to PT III. See Part II, Item 5, Other Information. As of September 30, 1999, the Company has completed over 320 acquisitions and upon completion of all pending acquisitions will own or manage over 3,600 sites.

         We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including thorough engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and
(4) properly evaluate all record title and mortgage documents for acquired real estate assets.

         We estimate that the total of our Motorola Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19 million. To date, such efforts have cost us approximately $7.0 million. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot assure you that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

         Motorola's representations and warranties in the definitive purchase agreement between us and Motorola (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. The nature and magnitude of these issues will not be fully determined until our post-closing investigation is substantially completed, but the issues could have an impact on our operations and liquidity, which impact could be significant.

         We currently have over 3,000 customers renting space on one or more of our communications sites. Our tenants consist of all forms of wireless communications providers, operators of private wireless networks and government agencies, including Southern Communications, Nextel, Sprint PCS, PageNet, Motorola, BellSouth Mobility, MobileMedia Communications, Teletouch, Skytel, Pagemart, Federal Bureau of Investigation and Bureau of Alcohol, Tobacco & Firearms. The Company's leases generally range in duration from three to five years and many provide for scheduled minimum rent increases of the greater of a specified percentage (which typically ranges from 3-5%) or the change for the relevant period in the Consumer Price Index. Additionally, our customers are generally responsible for the installation of their own equipment and the incremental utility costs associated with such equipment. Hence, adding customers on a communications site does not increase monitoring, maintenance or utility costs. When new customers are added to a communications site, we are able to increase revenue at low incremental cost, thereby increasing cash flow margins.

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

RESULTS OF OPERATIONS

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

         Site Revenues increased by $27.4 million, or 130%, to $48.5 million for the nine-month period ended September 30, 1999 from $21.1 million for the nine-month period ended September 30, 1998. This additional revenue is mainly attributable to the acquisition and construction of 2,748 sites since January 1, 1998. They are as follows: 1,987 sites during third quarter, 1999; 197 sites during first two quarters of 1999; and 564 sites during 1998. A portion of the revenue increase is related to same-sites organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $7.8 million or 198% to $11.8 for the nine-month period ended September 30, 1999 from $4.0 million for the nine-month period ended September 30, 1998. This increase is consistent with the acquisition and construction of the 2,748 sites discussed above. Direct operating expenses as a percentage of revenue increased to 24.4% for the nine-month period ended September 30, 1999 from 18.8% for the nine-month period ended September 30, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of relatively higher rent expense. Notwithstanding, these sites are financially and strategically consistent with the Company's objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased for the nine-month period ended September 30, 1999 from $2.7 million to $2.9 million for the nine-month period ended September 30, 1998. The increases in expenses are from additional staffing required for the increased work volume, the Company becoming a public registrant, increased levels of advertising and marketing expenditures, and other related costs associated with the Company's growth. However, as a percentage of revenue, it decreased to 5.9% of revenue for the nine-month period ended September 30, 1999 from 12.9% for the nine-month period ended September 30, 1998 reflecting the disproportionate higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites.

         Corporate development expenses increased $1.2 million, but decreased as a percentage of revenue from 23.5% for the nine-month period ended September 30, 1998 compared to 12.8% for the nine-month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economies of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites.

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

         Depreciation and amortization expense increased 158%, or $21.0 million, to $34.4 million for the nine-month period ended September 30, 1999 from $13.4 million for the nine-month period ended September 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

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

Three months ended September 30, 1999 compared to three months ended September 30, 1998

         Site Revenues increased by $14.2 million, or 165%, to $22.8 million for the three-month period ended September 30, 1999 from $8.6 million for the three-month period ended September 30, 1998. The additional revenue is mainly attributable to the acquisition and construction of 2,184 sites over the past twelve months since September 30, 1998, of which 1,987 closed during the three months ended September 30, 1999. A portion of the revenue increase is related to same-sites sales growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $5.1 million, or 266%, to $7.0 million for the three-month period ended September 30, 1999 from $1.9 million for the three-month period ended September 30, 1998. This increase is consistent with the acquisition and construction of the 2,184 sites discussed above. Direct operating expenses as a percentage of revenue increased to 30.7% for the three-month period ended September 30, 1999 from 22.2% for the three-month period ended September 30, 1998. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with the Company's objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased for the three-month period ended September 30, 1999 from $0.9 million to $1.2 million for the three-month period ended September 30, 1998. However, as a percentage of revenue, it decreased to 5.5% of revenue for the three-month period ended September 30, 1999 from 9.9% for the three-month period ended September 30, 1998 reflecting the disproportionate higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in tower revenues as a result of the Company's acquisitions and construction of communications sites. The increases in expenses are from additional staffing required for the increased work volume, the Company becoming a public registrant, increased levels of advertising and marketing expenditures, and other related costs associated with the Company's growth.

         Corporate development expenses increased $1.3 million, from $1.7 million to $2.9 million, but decreased as a percentage of revenue from 19.3% for the three-month period ended September 30, 1998 to 12.8% for the three-month period ended September 30, 1999. The increases are related to the overall growth in the business and related activity during this same period. The decrease in percentage is from economics of scale realized from increases in tower revenues relative to direct operating expenses as a result of the Company's acquisitions and construction of communications sites.

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

         Depreciation and amortization expense increased 153%, or $9.0 million to $14.9 million for the three-month period ended September 30, 1999 from $5.9 million for the three-month period ended September 30, 1998 as a result of the increase in tower assets through the acquisition activities of the Company as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The Company's liquidity needs arise from its acquisition-related activities, debt service, working capital and capital expenditures. The Company has historically funded its liquidity needs with proceeds from equity contributions, bank borrowings, cash flow from operations and the offering of its Senior Discount Notes. The Company had working capital of $134.0 million and a working capital deficit $9.3 million (inclusive of a $15.0 million bridge loan owed to ABRY II repaid on February 24, 1999) as of September 30, 1999 and December 31, 1998, respectively. The Company's ratio of total debt to stockholders' equity was 1.8 to 1.0 at September 30, 1999 and 10.9 to 1.0 at December 31, 1998.

         The Senior Credit Facility with Bank of America, N.A. and certain other lenders provides a combination of term loans and revolving lines of credit for borrowings of up to $670 million, $520 million of which is currently committed. The Company may make borrowings and repayments until June 30, 2006. Beginning June 30, 2001, the availability under the term loans and revolving lines of credit start reducing by specified amounts on a quarterly basis until June 30, 2007 when the availability will be reduced to zero. Loans under the Senior Credit Facility bear interest at a rate per annum, at the borrower's request, equal to the agent bank's prime rate plus a margin of up to 1.75% or the 90-day London Interbank Offered Rate plus a margin of up to 3.00%. Outstanding borrowings under the Senior Credit Facility have been used primarily to fund acquisitions and construction of communications sites. As of September 30, 1999, there was approximately $200 million available under the Senior Credit Facility (of the additional $50 million of uncommitted amount that subsequently was committed and the $150 million that remains uncommitted currently) after giving effect to approximately $25.7 million of outstanding letters of credit, which reduce availability under the Senior Credit Facility.

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

         The holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock, Class B Common Stock and Class E Common Stock were collectively paid approximately $38.9 million by the Company from proceeds of the IPO, which amount equaled the amount of preferences such shares were entitled to over the other classes of the Company's common stock pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above. In addition, the holders of the Company's outstanding (prior to the above described conversion) shares of Class A Common Stock were collectively paid approximately $4.8 million by the Company from proceeds of the IPO, which amount equaled the amount of yield such shares had accrued from the date of their issuance through June 30, 1997 pursuant to the Company's certificate of incorporation before giving effect to the amendment relative to the conversion of those shares as described above.

         Other uses of proceeds from the IPO were: (1) approximately $32.0 million redeemed the outstanding shares of the Company's Senior Preferred Stock;
(2) approximately $61.7 million redeemed the outstanding shares of the Company's Junior Preferred Stock; (3) approximately $15.7 million repaid in full and retired a loan from ABRY II; (4) approximately $123.8 million repaid outstanding borrowings under the Company's Senior Credit Facility; and, (5) $11.4 million was used to fund the closing of pending acquisitions proximate to the date the funds were available from the IPO.

         On July 27, 1999, the Company completed the Secondary Offering whereby the Company sold 8,650,000 shares of common stock. The price per share was $25, resulting in net proceeds from the Secondary Offering of approximately $206 million. Certain stockholders of the Company also sold 2,350,000 shares of common stock, the net proceeds of which are not available to the Company. The proceeds from the Secondary Offering were invested initially in short-term liquid securities and will be used in conjunction with the Company's availability of senior debt under the Senior Credit Facility to fund the expected consummation of the Motorola Antenna Site Acquisition and other acquisitions and development of communications sites.

         Capital expenditures, including acquisitions, for the nine months ended September 30, 1999 were $482.0 million, compared to $350.3 million in the comparable 1998 period. The Company anticipates that it will spend approximately $98.7 million on capital expenditures during the period from October 1, 1999 through December 31, 1999, including the Motorola Antenna Site Acquisition, various individually immaterial acquisitions in the Company's current targeted acquisitions pipeline, construction and upgrading of communications sites. Depending on availability of additional capital, the Company expects that it may make substantial capital expenditures for acquisitions, construction and upgrading of additional communications sites in 1999 and 2000.

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

         The foregoing is merely a summary description of PT III and the transactions between it and the Company and its subsidiaries. The description does not purport to be a complete description of such matters and is subject to the provisions of, and is qualified in its entirety be reference to, the material agreements relating to those matters, copies of which were filed as exhibits to this Quarterly Report on Form 10-Q/A.

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

                       Pinnacle Holdings Inc.

Date:  May 3, 2001     By:  /s/ Steven R. Day
                          -----------------------------------------------------
                          Steven R. Day,
                          Chief Operating Officer,
                          Chief Financial Officer,
                          Vice President and Secretary

                       Duly Authorized Officer and Principal Financial Officer.

                                  EXHIBIT INDEX

Designation                Description
-----------                -----------

2.1 Agreement for Purchase and Sale of Assets between Pinnacle Towers Inc. and Motorola, Inc., dated June 25, 1999.(3)

2.2 Amendment to Agreement for Purchase and Sale of Assets dated as of August 31, 1999 between Pinnacle Towers Inc. and Motorola, Inc.(5)

3.1.1    Amended and Restated Certificate of Incorporation.(1)

3.1.2    Bylaws of the Company.(2)

4.1 Registration Rights Agreement dated as of August 31, 1999 between the Registrant and Motorola, Inc.(5)

10.1     Fourth Amended and Restated Credit Agreement, dated June 25, 1999.(4)

10.2     Fifth Amended and Restated Credit Agreement, dated September 17,
         1999.(6)

10.3 Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.(6)

10.4 Amended and Restated Articles of Incorporation of Pinnacle Towers III, Inc., dated September 28, 1999.(6)

10.5 Agreement For Purchase and Sale of Assets by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.(6)

10.6 Services Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., dated as of August 31, 1999.(6)

10.7 Agreement by and between Pinnacle Towers III, Inc. and Pinnacle Towers Inc., dated as of September 28, 1999.(6)

10.8 Amended and Restated Articles of Incorporation of Pinnacle Towers III, Inc., dated October 28, 1999.(6)

10.9     Convertible Promissory Note of Pinnacle Towers III, Inc.(6)

10.10 Cost and Expense Sharing and Reimbursement Agreement by and between Pinnacle Towers Inc. and Pinnacle Towers III, Inc., effective as of August 31, 1999.(6)

27.1     Financial Data Schedule(6)

27.2     Revised Financial Data Schedule

------------------

(1) Previously filed on February 17, 1999 with Amendment No. 6 to the Company's Registration Statement on Form S-11 (S.E.C. File No. 333-59297).

(2) Previously filed on April 1, 1998 with the Company's Registration Statement on Form S-4 (S.E.C. File No. 333-49147).

(3) Previously filed on July 2, 1999 with the Company's Registration Statement on Form S-3 (S.E.C. File No. 333-82273).

(4) Previously filed on July 21, 1999 with Amendment No. 2 to the Company's Registration Statement on Form S-3 (S.E.C. File No. 333-82273).

(5) Previously filed on September 14, 1999 with the Company's Report on Form 8-K (S.E.C. file No. 000-24773)

(6) Previously filed on November 15, 1999 with the Company's Quarterly Report on Form 10-Q.