Form 10-Q/A
period 2000-03-31
PINNACLE HOLDINGS INC
filed 2001-05-04
CIK 1058986

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

          FOR THE TRANSITION PERIOD FROM              TO
                                         ____________    ____________

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

PART I.       FINANCIAL INFORMATION                                                                           PAGE
                                                                                                              ----
Item 1.    Financial Statements
           Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and March 31, 2000             1
           Unaudited Condensed Consolidated Statements of Operations for the three months ended
             March 31, 1999 and 2000                                                                              2
           Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
             for the three months ended March 31, 2000                                                            3
           Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
             March 31, 1999 and 2000                                                                              4
           Notes to Unaudited Condensed Consolidated Financial Statements                                      5-10

Item 2.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                                                            11-16

Item 3.    Quantitative and Qualitative Disclosures About Market Risk                                         16-17

PART II.   OTHER INFORMATION

Item 1.    Legal Proceedings                                                                                     18

Item 2     Changes in Securities and Use of Proceeds                                                             18

Item 3     Not Applicable                                                                                        18

Item 4     Not Applicable                                                                                        18

Item 5     Other Information                                                                                  18-19

Item 6.    Exhibits and Reports on Form 8-K                                                                      19

SIGNATURES                                                                                                       20

EXHIBIT INDEX                                                                                                    21

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                 DECEMBER 31,            MARCH 31,
                                                                                     1999                  2000
                                                                               ---------------       ---------------
                                                                                                     RESTATED-NOTE 1
                                                                                                       (UNAUDITED)
                                     Assets
Current assets:
   Cash and cash equivalents                                                    $   94,862,918        $  228,132,860
   Accounts receivable, net                                                         11,774,689            16,937,534
   Prepaid expenses and other current assets                                         5,235,972             9,544,960
                                                                                --------------        --------------
     Total current assets                                                          111,873,579           254,615,354
Fixed assets, net                                                                  930,620,414         1,097,830,583
Leasehold interests, net                                                            70,478,129            66,139,752
Deferred debt issue costs, net                                                      14,299,519            19,393,903
Other assets                                                                         3,232,248             4,273,854
                                                                                --------------        --------------
                                                                                $1,130,503,889        $1,442,253,446
                                                                                ==============        ==============

                      Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                             $    7,297,498        $    8,989,569
   Accrued expenses                                                                 25,195,483            21,488,739
   Deferred revenue                                                                  3,910,551             6,606,401
   Current portion of long-term debt                                                 6,705,578             7,463,216
                                                                                --------------        --------------
     Total current liabilities                                                      43,109,110            44,547,925
Long-term debt                                                                     712,659,042           763,523,349
Other liabilities                                                                      510,090               579,846
                                                                                --------------        --------------
                                                                                   756,278,242           808,651,120
                                                                                --------------        --------------

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
     0 shares issued and outstanding at December 31, 1999 and
     March 31, 2000, respectively
  Common stock, $.001 par value, 100,000,000 shares authorized;
     41,094,471 and 48,340,923 shares issued and outstanding at
     December 31, 1999 and March 31, 2000, respectively                                 41,094                48,341
  Additional paid-in capital                                                       489,090,451           771,792,664
  Foreign currency translation                                                        (418,488)             (338,939)
  Accumulated deficit                                                             (114,487,410)         (137,899,740)
                                                                                --------------        --------------
                                                                                   374,225,647           633,602,326
                                                                                --------------        --------------
                                                                                $1,130,503,889        $1,442,253,446
                                                                                ==============        ==============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------------
                                                                                     1999                  2000
                                                                                --------------      -----------------
                                                                                                    (RESTATED-NOTE 1)
                                                                                  (UNAUDITED)          (UNAUDITED)
Revenues                                                                        $   12,008,208        $   39,923,411
Direct operating expenses, excluding depreciation and amortization                   2,232,651            14,345,868
                                                                                --------------        --------------
         Gross margin, excluding depreciation and amortization                       9,775,557            25,577,543
Other expenses:
          General and administrative                                                   843,464             2,093,068
          Corporate development                                                      1,711,283             6,567,815
          State franchise, excise and minimum taxes                                    200,975               366,240
          Depreciation and amortization                                              8,994,211            24,761,027
                                                                                --------------        --------------
                                                                                    11,749,933            33,788,150
                                                                                --------------        --------------
Loss from operations                                                                (1,974,376)           (8,210,607)
Interest expense                                                                     3,900,192             8,775,993
Amortization of original issue discount and debt issuance costs                      5,428,504             6,425,730
                                                                                --------------        --------------
Net loss                                                                           (11,303,072)          (23,412,330)
Payable-in-kind preferred dividends and accretion                                    2,930,338                    --
                                                                                --------------        --------------
Net loss attributable to common stockholders                                    $  (14,233,410)       $  (23,412,330)
                                                                                ==============        ==============
Basic and diluted loss attributable to common stockholders per share            $        (0.79)       $        (0.50)
                                                                                ==============        ==============
Weighted average number of common shares outstanding                                18,067,484            46,478,027
                                                                                ==============        ==============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                              COMPREHENSIVE               COMMON STOCK                ADDITIONAL
                                                                 INCOME             -------------------------          PAID-IN
                                                                 (LOSS)              SHARES           AMOUNT           CAPITAL
                                                              -------------         ----------        -------        ------------
Balance at December 31, 1999(as restated - Note 1)                                  41,094,471        $41,094        $489,090,451

Unaudited:

Issuance of common stock, net of issuance costs                                      7,246,452          7,247         282,702,213

Foreign currency translation gain (loss)                       $     79,549

Net loss (as restated - Note 1)                                 (23,412,330)
                                                               ------------         ----------        -------        ------------

Balance at March 31, 2000 (as restated - Note 1)               $(23,332,781)        48,340,923        $48,341        $771,792,664
                                                               ============         ==========        =======        ============


                                                                                     FOREIGN
                                                                ACCUMULATED          CURRENCY          STOCKHOLDERS'
                                                                  DEFICIT           TRANSLATION           EQUITY
                                                               -------------        -----------        -------------
Balance at December 31, 1999 (as restated - Note 1)            $(114,487,410)        $(418,488)        $ 374,225,647

Unaudited:

Issuance of common stock, net of issuance costs                                                          282,709,460

Foreign currency translation gain (loss)                                                79,549                79,549

Net loss (as restated - Note 1)                                  (23,412,330)                            (23,412,330)
                                                               -------------         ---------         -------------

Balance at March 31, 2000 (as restated - Note 1)               $(137,899,740)        $(338,939)        $ 633,602,326
                                                               =============         =========         =============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                -------------------------------------
                                                                                     1999                  2000
                                                                                -------------       -----------------
                                                                                                    (RESTATED-NOTE 1)
                                                                                 (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                                       $ (11,303,072)        $ (23,412,330)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation                                                                8,994,211            24,761,027
        Amortization of original issue discount and debt issuance costs             5,428,504             6,425,730
        Provision for doubtful accounts                                                    --               313,091
        (Increase) decrease in:
          Accounts receivable, gross                                                 (487,059)           (5,363,742)
          Prepaid expenses and other current assets                                    58,347            (4,298,351)
          Other assets                                                                562,528            (1,041,606)
        Increase (decrease) in:
          Accounts payable                                                            929,016             1,656,260
          Accrued expenses                                                          5,682,679            (3,706,744)
          Deferred revenue                                                          1,462,667             2,610,006
          Other liabilities                                                            58,475              (168,828)
                                                                                -------------         -------------
              Total adjustments                                                    22,689,368            21,186,843
                                                                                -------------         -------------
Net cash provided by (used in) operating activities                                11,386,296            (2,225,487)
                                                                                -------------         -------------
Cash flows from investing activities:
         Payments made in connection with acquisitions:
           Fixed assets                                                           (72,172,206)         (170,295,301)
           Leasehold interests                                                             --            (2,670,966)
           Net current liabilities acquired                                                --               176,573
         Capital expenditures:
           Fixed assets                                                           (13,485,203)           (7,371,552)
                                                                                -------------         -------------
Net cash used in investing activities                                             (85,657,409)         (180,161,246)
                                                                                -------------         -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                                      50,000,000           227,433,041
         Repayment of long-term debt                                             (139,142,790)         (194,923,139)
         Proceeds from issuance of common stock, net                              288,335,011           282,709,460
         Liquidation of PIK preferred stock and warrants                          (93,741,617)                   --
         Distribution of contributed capital and payment of
          accretion on various classes of common stock                            (43,704,472)                   --
                                                                                -------------         -------------
Net cash provided by financing activities                                          61,746,132           315,219,362
                                                                                -------------         -------------
Effect of exchange rate changes on cash                                                    --               437,313
                                                                                -------------         -------------
Net increase (decrease) in cash and cash equivalents                              (12,524,981)          133,269,942
Cash and cash equivalents, beginning of period                                     13,801,190            94,862,918
                                                                                -------------         -------------
Cash and cash equivalents, end of period                                        $   1,276,209         $ 228,132,860
                                                                                =============         =============
Supplemental disclosure of cash flows:
        Cash paid for interest                                                  $   4,702,341         $  10,882,461
                                                                                =============         =============

Non-Cash Transactions:
        Seller debt issued in connection with acquisitions                      $   4,559,650         $   7,295,000
        Payable-in-kind preferred dividends and accretion                       $   2,930,338         $          --

The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q/A for the period ending March 31, 2000, unless the context otherwise requires, "we," "us," "our," "Company" or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers III Inc. ("PT III").

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

         A detailed summary of the effects of the restatement is set forth in
Note 7.

2.       FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. and Tower Systems, Inc. In addition, beginning in 1999 Pinnacle Holdings Inc. contributed capital to PT III to establish a preferred stock interest. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. own the common stock of PT III. PT III utilized the capital contributed to purchase certain communications site assets and the stock of a corporation that owns and manages communications sites. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III, the financial position and results of operations and cash flows of PT III are consolidated in the financial statements of Pinnacle. All significant intercompany balances and transactions have been eliminated.

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

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated statements as of March 31, 2000 and for the three month periods ended March 31, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's restated consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

         Included in the total purchase price recorded on the Motorola Antenna Site Acquisition as of March 31, 2000 were incurred and accrued costs of approximately $14.0 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($13.5 million).

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

                                                                                    Pro Forma Three Months Ended
                                                                             ------------------------------------------
                                                                              (in thousands, except per share amounts)
                                                                               March 31,                  March 31,
                                                                                  1999                      2000
                                                                             --------------           -----------------
                                                                                                      (Restated-Note 1)
                                                                               (unaudited)                (unaudited)
Revenue                                                                         $ 40,748                  $ 41,718
Gross margin, excluding depreciation and amortization                             25,972                    26,967
Net loss attributable to common stockholders                                     (33,515)                  (25,731)
Basic and diluted loss attributable to common stockholders per share               (1.86)                    (0.56)

4.       LONG-TERM DEBT

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

5.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

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

         In connection with the Offering, pursuant to a recapitalization agreement between Pinnacle, our largest stockholder, ABRY Broadcast Partners II, L.P. ("ABRY II"), and certain members of our management that are stockholders of Pinnacle, we converted all outstanding shares of each class of Pinnacle's five classes of common stock into shares of the Common Stock sold in the Offering and paid to the holders of certain of such classes of common stock preferential amounts and yields. Pinnacle's certificate of incorporation was amended immediately prior to the consummation of the Offering to eliminate the multiple classes of Pinnacle's common stock and create the now single class of Common Stock, and all of the outstanding shares of all the classes of common stock of Pinnacle other than Class D Common stock were converted into approximately 8,571,309 shares of Common Stock and all shares of Class D common stock were converted into approximately 1,428,691 shares of Common Stock. All unvested shares of Class D Common stock held by employees at the date of the Offering became vested shares.

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

6.       COMMITMENTS

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

7.       RESTATEMENT

         As described in Note 1, the unaudited quarterly financial information for the three months ended March 31, 2000 has been restated.

            Unaudited Condensed Consolidated Statements of Operations

                                                                               As Previously Reported         As restated
                                                                                 Three Months Ended       Three Months Ended
                                                                                      March 31,                March 31,
                                                                                        2000                     2000
                                                                               ----------------------     ------------------
                                                                                     (unaudited)              (unaudited)
Revenues                                                                            $ 39,923,411             $ 39,923,411

Direct operating expenses, excluding depreciation and amortization                    14,340,667               14,345,868
                                                                                    ------------             ------------
Gross margin, excluding depreciation and amortization                                 25,582,744               25,577,543
                                                                                    ------------             ------------
Other expenses:
    General and administrative                                                         1,906,605                2,093,068
    Corporate development                                                              3,870,986                6,567,815
    State franchise, excise and minimum taxes                                            366,240                  366,240
    Depreciation and amortization                                                     26,395,597               24,761,027
                                                                                    ------------             ------------
                                                                                      32,539,428               33,788,150
                                                                                    ------------             ------------
Loss from operations                                                                  (6,956,684)              (8,210,607)
Interest expense                                                                       8,775,993                8,775,993
Amortization of original issue discount and debt issuance costs                        6,425,730                6,425,730
                                                                                    ------------             ------------
Net loss                                                                             (22,158,407)             (23,412,330)
Payable-in-kind preferred dividends and accretion                                             --                       --
Net loss attributable to common stockholders                                        $(22,158,407)            $(23,412,330)
                                                                                    ============             ============
Basic and diluted loss attributable to common stockholders per
share                                                                               $      (0.48)            $      (0.50)
                                                                                    ============             ============
Weighted average number of common shares outstanding                                  46,478,027               46,478,027
                                                                                    ============             ============

                     Unaudited Consolidated Balance Sheets



                                                                                         As Previously
                                                                                            Reported                As restated
                                                                                            March 31,                 March 31,
                                                                                               2000                     2000
                                                                                         ---------------           ---------------
                                                                                           (unaudited)               (unaudited)
                                 Assets
Current assets:
    Cash and cash equivalents                                                            $   228,132,860           $   228,132,860
    Accounts receivable, net                                                                  17,239,534                16,937,534
    Prepaid expenses and other current assets                                                  9,544,960                 9,544,960
                                                                                         ---------------           ---------------
      Total current assets                                                                   254,917,354               254,615,354
Fixed assets, net                                                                          1,117,335,260             1,097,830,583
Leasehold interests, net                                                                      69,609,223                66,139,752
Deferred debt issue costs, net                                                                19,393,903                19,393,903
Other assets                                                                                   4,273,854                 4,273,854
                                                                                         ---------------           ---------------
                                                                                         $ 1,465,529,594           $ 1,442,253,446
                                                                                         ===============           ===============

                  Liabilities and Stockholders' Equity
Current liabilities:
    Accounts payable                                                                     $     8,989,569           $     8,989,569
    Accrued expenses                                                                          43,238,389                21,488,739
    Deferred revenue                                                                           6,606,401                 6,606,401
    Current portion of long-term debt                                                          7,463,216                 7,463,216
                                                                                         ---------------           ---------------
      Total current liabilities                                                               66,297,575                44,547,925
Long-term debt                                                                               763,523,349               763,523,349
Other liabilities                                                                                579,846                   579,846
                                                                                         ---------------           ---------------
                                                                                             830,400,770               808,651,120

Stockholders' equity:
      Preferred stock, $.001 par value, 5,000,000 shares authorized;
           0 shares issued and outstanding at December 31, 1999
           and March 31, 2000, respectively
      Common stock, $.001 par value, 100,000,000 shares authorized;
           41,094,471 and 48,340923 shares issued and
           outstanding at December 31, 1999 and March 31, 2000,
           respectively                                                                           48,341                    48,341
      Additional paid-in capital                                                             771,792,664               771,792,664
      Foreign currency translation                                                              (338,939)                 (338,939)
      Accumulated deficit                                                                   (136,373,242)             (137,899,740)
                                                                                         ---------------           ---------------
                                                                                             635,128,824               633,602,326
                                                                                         ---------------           ---------------
                                                                                         $ 1,465,529,594           $ 1,442,253,446
                                                                                         ===============           ===============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:

         The following discussion of the consolidated financial condition and results of operations of Pinnacle should be read in conjunction with the consolidated financial statements and related notes thereto. This discussion contains forward-looking statements within the meaning of the federal securities laws. The words "believe," "estimate," "expect," "intend," "anticipate," "plan," and similar expressions and variations of such expressions identify certain of such forward-looking statements that speak only as of the dates on which they were made. Prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual events or results may differ materially from those discussed in the forward-looking statements as a result of various factors, including, without limitation, the forward-looking statements and associated considerations set forth in Pinnacle's restated Annual Report on Form 10-K/A for the fiscal year ended December 31, 1999.

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

                                                                            PERIODS ENDED:
                                            -------------------------------------------------------------------------

                                                                   DECEMBER 31,                              MARCH 31
                                            -----------------------------------------------------------      --------
                                            1995        1996          1997          1998          1999          2000      TOTAL
                                            ----        ----          -----         ----          -----         ----      -----
   Number of owned sites
      Acquired .........................     29          119            134          517            858          273      1,930
   Number of managed sites
      Acquired .........................      *            *              *            *            584          395        979
   Number of leased sites
      Acquired .........................      *            *              *            *            858           --        858
   Number of towers built ..............      4            4             22           47             23            3        103
                                            ---          ---          -----          ---          -----          ---      -----
   Number of sites acquired or
      built during the period ..........     33          123            156          564          2,323          671      3,870
                                            ===          ===          =====          ===          =====          ===      =====
   Number of acquisition transac-
      tions completed ..................     13           49             72           82            130           65        411

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

         We have generated net losses since inception and at March 31, 2000, had an accumulated deficit totaling approximately $137.9 million. Due to the nature of our business (the leasing of cash-generating assets) and our plans to continue to grow the business, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

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

         We estimate that the total of our Motorola Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19.0 million. To date, such efforts have cost us approximately $13.5 million, approximately $11.8 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot assure you that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

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


                                                                 MARCH 31,       MARCH 31,
                                                                   1999            2000
                                                                 ---------    -----------------
                                                                              (RESTATED-NOTE 1)
Statement of Operations Data:
     Revenue                                                      100.0%          100.0%
     Direct operating expenses, excluding
        Depreciation and amortization.....................         18.6            35.9
     Gross margin, excluding
        Depreciation and amortization.....................         81.4            64.1
Other expenses:
     General and administrative...........................          7.0             5.2
     Corporate development................................         14.3            16.5
     State franchise, excise and minimum taxes............          1.7             0.9
     Depreciation and amortization........................         74.9            62.0
Loss from operations......................................        (16.4)          (20.6)
Interest expense..........................................         32.5            22.0
Amortization of original issue discount and debt issuance          45.2            16.1
  costs
Loss before extraordinary items...........................         94.1           (58.6)


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

         General and administrative expenses increased for the three month period ended March 31, 2000 to $2.1 million from $0.8 million for the three month period ended March 31, 1999. The increases in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 5.2% of revenue for the three month period ended March 31, 2000 from 7.0% for the three month period ended March 31, 1999 reflecting the disproportionately higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased by $4.9 million or 283.8% to $6.6 million for the three month period ended March 31, 2000 from $1.7 million for the three month period ended March 31, 1999. Corporate development expenses increased as a percentage of revenue to 16.5% for the three month period ended March 31, 2000 compared to 14.3% for the three month period ended March 31, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $210.1 million and $68.8 million as of March 31, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.2 to 1.0 at March 31, 2000 and 1.9 to 1.0 at December 31, 1999.

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

         Capital investments, including acquisitions, for the three month period ended March 31, 2000 were $180.2 million, compared to $85.7 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We currently estimate that we will make additional capital investments in 2000 of at least $400 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $290,886,800 under our Senior Credit Facility as of March 31, 2000:


                                                                             EXPECTED MATURITY DATE
                                              -------------------------------------------------------------------------------------
                                              2000        2001           2002             2003         2004            THEREAFTER
                                              ----    -----------     -----------     -----------    -----------      -------------
Liabilities
Long-term Debt
  Fixed Rate (7.97%) .....................     --              --              --              --              --     $525,000,000
  Variable Rate (Weighted Average Interest
    Rate of 9.04%) .......................     --     $19,186,680     $28,230,020     $33,656,024     $40,890,696     $168,903,379

         Our primary market risk exposure relates to the following:

         -        the interest rate risk on long-term and short-term borrowings;

         - our ability to refinance the Notes and the Convertible Notes at maturity at market rates;

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

         As a result of the acts referenced in the preceding paragraph and prior transactions between PT III and a subsidiary of Pinnacle, a subsidiary of Pinnacle currently owns $48.7 of convertible promissory notes issued by PT III that accrues interest at the rate of 13%, with interest payable quarterly and all principal and accrued interest due and payable within 30 days upon demand, and $12.2 million of PT III convertible preferred stock that accrues dividends at 18% per annum, payable quarterly. The terms of PT III's certificate of incorporation limit PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to its stockholders, purchase and sell assets, enter into transactions with affiliates and take certain actions without seeking approval from its common stockholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with its affiliates or to sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock is also limited by such certificate of incorporation. Should all of the PT III convertible preferred stock and the convertible promissory notes be fully converted to common stock of PT III, a subsidiary of Pinnacle would own in excess of 99.9% of the outstanding common stock of PT III. We currently anticipate that the officers of Pinnacle who own PT III common stock will derive only such benefits as are consistent with, and not greater than, the very small interest in the overall equity of Pinnacle represented by their common stock and as such that such officers will not receive significant benefits from such stock ownership. PT III may issue limited amounts of nonvoting common stock in the future in order for it to independently qualify as a REIT.

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

                             Pinnacle Holdings Inc.

Date  May 3, 2001                 By: /s/ Steven R. Day
                                     ------------------------------
                                     Steven R. Day
                                     Chief Operating Officer, Chief Financial
                                     Officer, Vice President and Secretary

                                     Duly Authorized Officer and Principal
                                     Financial Officer.

                                INDEX TO EXHIBITS


EXHIBIT
  NO.                       DESCRIPTION
-----                       -----------

3.1      Amended and Restated Certificate of Incorporation of the Registrant(1)
3.2      Bylaws of the Registrant(1)
4.1 Indenture dated as of March 22, 2000 among the Registrant and The Bank of New York, as Trustee, including the form of 5.5% Note(3)
4.2      Form of 5.5% Note (included in Exhibit 4.1)
4.3 Registration Rights Agreement dated as of March 22, 2000 by and among the Registrant and each of the Purchasers referred to therein(3)
4.4      Specimen Stock Certificate(2)
10.1     Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers
         III Inc., dated as of January 13, 2000(3)
10.2     Convertible Promissory Note of Pinnacle Towers III Inc., dated January
         13, 2000(3)
10.3     Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers
         III Inc., dated as of January 27, 2000(3)
10.4     Convertible Promissory Note of Pinnacle Towers III Inc., dated January
         27, 2000(3)
27.1     Financial Data Schedule(3)
27.2     Revised Financial Data Schedule

         (1) Previously filed on April 1, 1998 with the Registrant's Registration Statement on Form S-4 (SEC file no. 333-49147).

         (2) Previously filed on August 11, 1998 with Amendment No. 2 to the Registrant's Registration Statement on Form S-11 (SEC file no. 333-59297).

         (3) Previously filed on May 15, 2000 with the Registrant's Quarterly Report on Form 10-Q.