Form 10-Q/A
period 2000-06-30
PINNACLE HOLDINGS INC
filed 2001-05-04
CIK 1058986

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

                                                                                                                 PAGE
                                                                                                               ---------
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and June 30, 2000              1
              Unaudited Condensed Consolidated Statements of Operations for the six months ended
                June 30, 1999 and 2000                                                                               2
              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                June 30, 1999 and 2000                                                                               3
              Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the
               six months ended June 30, 2000                                                                        4
              Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 2000                                                                               5
              Notes to Unaudited Condensed Consolidated Financial Statements                                      6-11

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                            12-18

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                         18-19

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     20

Item 2.       Not Applicable                                                                                        20

Item 3.       Not Applicable                                                                                        20

Item 4.       Submission of Matters to a Vote of Security Holders                                                   20

Item 5.       Other Information                                                                                  20-22

Item 6.       Exhibits and Reports on Form 8-K                                                                      22


SIGNATURES                                                                                                          23

EXHIBIT INDEX                                                                                                       24

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements:


                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                         DECEMBER 31,                JUNE 30,
                                                                                             1999                      2000
                                                                                        ---------------           ----------------
                                                                                                                   RESTATED-NOTE 1
                                                                                                                     (UNAUDITED)
                                        Assets
Current assets:
   Cash and cash equivalents                                                            $    94,862,918           $   156,081,479
   Accounts receivable, net                                                                  11,774,689                17,125,337
   Prepaid expenses and other current assets                                                  5,235,972                12,407,798
                                                                                        ---------------           ---------------
     Total current assets                                                                   111,873,579               185,614,614
Fixed assets, net                                                                           930,620,414             1,207,675,011
Leasehold interests, net                                                                     70,478,129                61,924,924
Deferred debt issue costs, net                                                               14,299,519                19,304,210
Other assets                                                                                  3,232,248                 5,855,038
                                                                                        ---------------           ---------------
                                                                                        $ 1,130,503,889           $ 1,480,373,797
                                                                                        ===============           ===============

                        Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                     $     7,297,498           $     7,245,863
   Accrued expenses                                                                          25,195,483                26,881,949
   Deferred revenue                                                                           3,910,551                 8,690,576
   Current portion of long-term debt                                                          6,705,578                 4,761,283
                                                                                        ---------------           ---------------
     Total current liabilities                                                               43,109,110                47,579,671
Long-term debt                                                                              712,659,042               819,308,375
Other liabilities                                                                               510,090                   678,356
                                                                                        ---------------           ---------------
                                                                                            756,278,242               867,566,402
Stockholders' equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized;
   0 shares issued and outstanding at December 31, 1999 and
   June 30, 2000, respectively
Common stock, $.001 par value, 150,000,000 shares authorized;
   41,094,471 and 48,349,465 shares issued and outstanding at
   December 31, 1999 and June 30, 2000, respectively                                             41,094                    48,349
  Additional paid-in capital                                                                489,090,451               771,956,777
  Foreign currency translation                                                                 (418,488)                  100,379
  Accumulated deficit                                                                      (114,487,410)             (159,298,110)
                                                                                        ---------------           ---------------
                                                                                            374,225,647               612,807,395
                                                                                        ---------------           ---------------
                                                                                        $ 1,130,503,889           $ 1,480,373,797
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

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        Six Months Ended
                                                                                             June 30,
                                                                              -------------------------------------
                                                                                 1999                    2000
                                                                              ------------          ---------------
                                                                               (unaudited)          Restated-Note 1
                                                                                                     (unaudited)
Revenues                                                                      $ 25,756,967           $ 84,282,587
                                                                              ------------           ------------

Direct operating expenses, excluding depreciation and amortization               4,827,407             29,302,871
                                                                              ------------           ------------
Gross margin, excluding depreciation and amortization                           20,929,560             54,979,716
Other expenses:
    General and administrative                                                   1,612,255              4,199,590
    Corporate development                                                        3,271,064             13,522,346
    State franchise, excise and minimum taxes                                      404,334                742,354
    Depreciation and amortization                                               19,648,671             51,765,897
                                                                              ------------           ------------
                                                                                24,936,324             70,230,187
                                                                              ------------           ------------
Loss from operations                                                            (4,006,764)           (15,250,471)
Interest expense                                                                 8,240,059             16,310,677
Amortization of original issue discount and debt issuance costs                 11,227,693             13,249,552
                                                                              ------------           ------------
Net loss                                                                       (23,474,516)           (44,810,700)
Payable-in-kind preferred dividends and accretion                                2,930,338                     --
Net loss attributable to common stockholders                                  $(26,404,855)          $(44,810,700)
                                                                              ============           ============

Basic and diluted loss attributable to common stockholders per share          $      (1.05)          $      (0.95)
                                                                              ============           ============
Weighted average number of common shares outstanding                            25,085,326             47,411,489
                                                                              ============           ============

      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                      Three Months Ended
                                                                                            June 30,
                                                                              ------------------------------------
                                                                                 1999                   2000
                                                                              ------------         ---------------
                                                                               (unaudited)         Restated-Note 1
                                                                                                     (unaudited)
Revenues                                                                      $ 13,748,759           $ 44,359,176

Direct operating expenses, excluding depreciation and amortization               2,594,756             14,957,003
                                                                              ------------           ------------
Gross margin, excluding depreciation and amortization                           11,154,003             29,402,173
                                                                              ------------           ------------
Other expenses:
    General and administrative                                                     768,791              2,106,522
    Corporate development                                                        1,559,781              6,954,531
    State franchise, excise and minimum taxes                                      203,359                376,114
    Depreciation and amortization                                               10,654,460             27,004,870
                                                                              ------------           ------------
                                                                                13,186,391             36,442,037
                                                                              ------------           ------------
Loss from operations                                                            (2,032,388)            (7,039,864)
Interest expense                                                                 4,339,867              7,534,684
Amortization of original issue discount and debt issuance costs                  5,799,189              6,823,822
                                                                              ------------           ------------
Net loss                                                                       (12,171,444)           (21,398,370)
Payable-in-kind preferred dividends and accretion                                       --                     --
Net loss attributable to common stockholders                                  $(12,171,444)          $(21,398,370)
                                                                              ============           ============

Basic and diluted loss attributable to common stockholders per share          $      (0.38)          $      (0.44)
                                                                              ============           ============
Weighted average number of common shares outstanding                            32,025,951             48,344,951
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

                             PINNACLE HOLDINGS INC.

 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                               COMPREHENSIVE          COMMON STOCK            ADDITIONAL                   FOREIGN
                                  INCOME       ---------------------------     PAID-IN      ACCUMULATED    CURRENCY    STOCKHOLDERS'
                                  (LOSS)          SHARES         AMOUNT        CAPITAL        DEFICIT     TRANSLATION     EQUITY
                               -------------   ------------   ------------  ------------   -------------  -----------  ------------
Balance at December 31, 1999                     41,094,471   $     41,094  $ 489,090,451  $(114,487,410)   $(18,488)  $374,225,647

Unaudited:

Issuance of common stock, net
  of issuance costs                               7,254,994          7,255    282,866,326                               282,873,581

Foreign currency translation
  gain (loss)                   $    518,867                                                                 518,867        518,867

Net loss (Restated-Note 1)       (44,810,700)                                                (44,810,700)               (44,810,700)
                                ------------   ------------   ------------  -------------  -------------    --------   ------------

Balance at June 30, 2000
  (Restated-Note 1)             $(44,291,833)    48,349,465   $     48,349  $ 771,956,777  $(159,298,110)   $100,379   $612,807,395
                                ============   ============   ============  =============  =============    ========   ============



      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------------------
                                                                                 1999                     2000
                                                                             -------------          ---------------
                                                                                                    RESTATED-NOTE 1
                                                                               (UNAUDITED)             (UNAUDITED)
Cash flows from operating activities:
 Net loss                                                                    $ (23,474,516)         $ (44,810,700)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation and amortization                                           19,648,671             51,765,897
        Amortization of original issue discount and debt issuance costs         11,227,693             13,249,552
        Provision for doubtful accounts                                                 --                373,091
        (Increase) decrease in:
          Accounts receivable, gross                                            (1,744,104)            (5,050,377)
          Prepaid expenses and other current assets                                  8,146             (7,161,189)
          Other assets                                                             228,208             (2,622,790)
        Increase (decrease) in:
          Accounts payable                                                       3,462,843                (87,446)
          Accrued expenses                                                       8,155,161              1,686,466
          Deferred revenue                                                       1,594,592              4,694,181
          Other liabilities                                                        142,846                (70,318)
                                                                             -------------          -------------
              Total adjustments                                                 42,724,056             56,777,067
                                                                             -------------          -------------
Net cash provided by (used in) operating activities                             19,249,540             11,966,367
                                                                             -------------          -------------
Cash flows from investing activities:
         Payments made in connection with acquisitions:
           Fixed assets                                                       (140,382,672)          (287,213,165)
           Leasehold interests                                                          --             (1,924,520)
           Net current liabilities acquired                                             --                176,573
         Capital expenditures:
           Fixed assets                                                        (24,054,145)           (22,351,092)
                                                                             -------------          -------------
Net cash used in investing activities                                         (164,436,817)          (311,312,204)
                                                                             -------------          -------------
Cash flows from financing activities:
         Borrowings under long-term debt, net                                  304,850,661            277,567,298
         Repayment of long-term debt                                          (317,696,803)          (200,180,987)
         Proceeds from issuance of common stock, net                           286,786,317            282,873,581
         Liquidation of PIK preferred stock and warrants                       (93,741,617)                    --
         Distribution of contributed capital and payment of
          accretion on various classes of common stock                         (43,747,734)                    --
                                                                             -------------          -------------
Net cash provided by financing activities                                      136,450,824            360,259,892
                                                                             -------------          -------------
Effect of exchange rate changes on cash                                                 --                304,506
                                                                             -------------          -------------
Net increase (decrease) in cash and cash equivalents                            (8,736,453)            61,218,561
Cash and cash equivalents, beginning of period                                  13,801,190             94,862,918
                                                                             -------------          -------------
Cash and cash equivalents, end of period                                     $   5,064,737          $ 156,081,479
                                                                             =============          =============
Supplemental disclosure of cash flows:
        Cash paid for interest                                               $   9,540,955          $  17,656,818
                                                                             =============          =============

Non-Cash Transactions:
        Seller debt issued in connection with acquisitions                   $   4,890,250          $   8,989,000
        Payable-in-kind preferred dividends and accretion                    $   2,930,338          $          --



      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q/A for the period ending June 30, 2000, unless the context otherwise requires, "we," "us," "our," "Company" or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers III Inc. ("PT III").

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

     A summary of the effects of the restatements is set forth in Note 8.

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

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated statements as of June 30, 2000 and for the six month and three month periods ended June 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's restated consolidated financial statements and notes thereto for the year ended December 31, 1999.

3.       ACQUISITIONS

         We actively acquire communications sites and related real estate assets.

         On August 31, 1999, the Company consummated the Motorola Antenna Site Acquisition pursuant to which the Company acquired approximately 1,858 communications sites and related assets from Motorola, Inc. ("Motorola") for $254 million, comprised of $245 million in cash and $9 million in the Company's common stock, plus fees and expenses of approximately $2.2 million. The purchase price allocations related to this transaction are preliminary. However, we do not expect that the final allocation of the purchase price will be materially different from its preliminary allocation. This acquisition results in the Company having sites in all 50 states and nine Canadian Provinces. We transferred certain of the rooftop communication sites we acquired from Motorola to PT III.

         Included in the total purchase price recorded on the Motorola acquisition as of June 30, 2000 were incurred and accrued costs of approximately $17.3 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($16.8 million).

         There is a working capital true up component of the Motorola Antenna Site Acquisition, the deadline for settlement on which has been mutually extended by Motorola and Pinnacle. In addition, Motorola performed certain services on our behalf under a Transition Services Agreement (receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to the closing) and, accordingly, there is an amount of cash settlement to be finalized relative to this activity as well. We intend to complete both settlements by the one year anniversary of the acquisition and both settlements are expected to result in payments by Motorola to us.

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



                                                                                   Pro Forma Six Months Ended
                                                                           ----------------------------------------
                                                                           (in thousands, except per share amounts)
                                                                              June 30,                  June 30,
                                                                                1999                      2000
                                                                            -----------               -------------
                                                                            (unaudited)                (unaudited)
Revenues                                                                    $    84,082               $     89,691
Gross margin, excluding depreciation and amortization                            54,006                     59,408
Net loss attributable to common stockholders                                    (70,279)                   (50,859)
Basic and diluted loss attributable to common stockholders per share              (2.81)                     (1.09)


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


6.       COMMITMENTS

         Since June 30, 2000, we have completed 16 acquisitions with 17 communications sites for an aggregate purchase price of $62.4 million, including 2 carrier neutral colocation facilities located in St. Louis for $56.9 million. In addition, as of and subsequent to June 30, 2000, we entered into several agreements or letters of intent with various third parties to purchase 852 communications sites, reflecting an aggregate commitment to pay approximately $260.1 million including 1 carrier neutral colocation facility located in Dallas for $152.5 million plus the capital expenditure required to construct the planned facility of approximately $30 million, all of which are subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation which may result therefrom.


7.       SUBSEQUENT EVENTS

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


8.       RESTATEMENT

As described in Note 1, the unaudited quarterly financial information for the six months ended June 30, 2000 and for the three months ended June 30, 2000 have been restated.



            Unaudited Condensed Consolidated Statements of Operations

                                                           As Previously                        As Previously
                                                             Reported                             Reported
                                                           Three Months      Three Months        Six Months         Six Months
                                                               Ended            Ended               Ended              Ended
                                                             June 30,          June 30,            June 30,          June 30,
                                                               2000              2000                2000              2000
                                                           ------------    -----------------    -------------    -----------------
                                                           (unaudited)     (Restated-Note 1)     (unaudited)     (Restated-Note 1)
                                                                               (unaudited)                           (unaudited)
Revenues                                                   $ 44,359,176       $ 44,359,176       $ 84,282,587       $ 84,282,587

Direct operating expenses, excluding depreciation
  and amortization                                           14,957,003         14,957,003         29,297,670         29,302,871
                                                           ------------       ------------       ------------       ------------
Gross margin, excluding depreciation and amortization        29,402,173         29,402,173         54,984,917         54,979,716
                                                           ------------       ------------       ------------       ------------
Other expenses:
    General and administrative                                2,106,522          2,106,522          4,013,127          4,199,590
    Corporate development                                     4,276,878          6,954,531          8,147,864         13,522,346
    State franchise, excise and minimum taxes                   376,114            376,114            742,354            742,354
    Depreciation and amortization                            28,519,433         27,004,870         54,915,030         51,765,897
                                                           ------------       ------------       ------------       ------------

                                                             35,278,947         36,442,037         67,818,375         70,230,187
                                                           ------------       ------------       ------------       ------------
Loss from operations                                         (5,876,774)        (7,039,864)       (12,833,458)       (15,250,471)
Interest expense                                              7,534,684          7,534,684         16,310,677         16,310,677
Amortization of original issue discount and debt
  issuance costs                                              6,823,822          6,823,822         13,249,552         13,249,552
                                                           ------------       ------------       ------------       ------------
Net loss                                                    (20,235,280)       (21,398,370)       (42,393,687)       (44,810,700)
Payable-in-kind preferred dividends and accretion                                                          --                 --
Net loss attributable to common stockholders               $(20,235,280)      $(21,398,370)      $(42,393,687)      $(44,810,700)
                                                           ============       ============       ============       ============

Basic and diluted loss attributable to common
  stockholders per share                                   $      (0.42)      $      (0.44)      $      (0.89)      $      (0.95)

Weighted average number of common shares outstanding         48,344,951         48,344,951         47,411,489         47,411,489
                                                           ============       ============       ============       ============

                     Unaudited Consolidated Balance Sheets

                                                                                   June 30,                 June 30,
                                                                                     2000                     2000
                                                                                --------------           ---------------
                                                                                As Previously
                                                                                   Reported              Restated-Note 1
                                                                                  (unaudited)              (unaudited)
                                  Assets
Current assets:
     Cash and cash equivalents                                                 $   156,081,479           $   156,081,479
     Accounts receivable, net                                                       17,427,337                17,125,337
     Prepaid expenses and other current assets                                      12,407,798                12,407,798
                                                                               ---------------           ---------------
       Total current assets                                                        185,916,614               185,614,614
Fixed assets, net                                                                1,223,865,176             1,207,675,011
Leasehold interests, net                                                            64,184,887                61,924,924
Deferred debt issue costs, net                                                      19,304,210                19,304,210
Other assets                                                                         5,855,038                 5,855,038
                                                                               ---------------           ---------------
                                                                               $ 1,499,125,925           $ 1,480,373,797
                                                                               ===============           ===============

                   Liabilities and Stockholders' Equity
Current liabilities:
     Accounts payable                                                          $     7,245,863           $     7,245,863
     Accrued expenses                                                               42,944,489                26,881,949
     Deferred revenue                                                                8,690,576                 8,690,576
     Current portion of long-term debt                                               4,761,283                 4,761,283
                                                                               ---------------           ---------------
       Total current liabilities                                                    63,642,211                47,579,671
Long-term debt                                                                     819,308,375               819,308,375
Other liabilities                                                                      678,356                   678,356
                                                                               ---------------           ---------------
                                                                                   883,628,942               867,566,402


Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 shares authorized;
         0 shares issued and outstanding at December 31, 1999 and
             June 30, 2000, respectively
       Common stock, $.001 par value, 150,000,000 shares authorized;
         41,094,471 and 48,349,465 shares issued and outstanding at
         December 31, 1999 and June 30, 2000, respectively                              48,349                    48,349
       Additional paid-in capital                                                  771,956,777               771,956,777
       Foreign currency translation                                                    100,379                   100,379
       Accumulated deficit                                                        (156,608,522)             (159,298,110)
                                                                               ---------------           ---------------
                                                                                   615,496,983               612,807,395
                                                                               ---------------           ---------------
                                                                               $ 1,499,125,925           $ 1,480,373,797
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

         The table below outlines the number of acquisitions we have completed and the corresponding wireless communication sites and carrier neutral colocation facilities as of June 30, 2000:


                                                                Period Ending:
                                              -------------------------------------------------      Six Months Ended
                                                            Year Ended December 31,                 -------------------
                                              -------------------------------------------------      June 30
                                              1995       1996       1997       1998        1999       2000       Total
                                              ----       ----       ----       ----       -----      -------     -----
Number of wireless owned sites acquired         29        119        134        517         858         688      2,345
Number of wireless managed sites acquired        *          *          *          *         584         396        980
Number of wireless leased sited acquired         *          *          *          *         858           -        858
Number of towers built                           4          4         22         47          23           5        105
                                              ----       ----       ----       ----       -----       -----      -----
Number of sites acquire or built during         33        123        156        564       2,323       1,089      4,288
  the period
Number of colocation facilities acquired                                                                  2          2
Number of acquisition transactions
  completed                                     13         49         72         82         130         122        468


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

         We have generated net losses since inception and at June 30, 2000, had an accumulated deficit totaling approximately $159.3 million. Due to our plans to continue to grow the business predominantly through acquisitions, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

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

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of convertible preferred stock and a $39.2 million Convertible Promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, the cost thereof to be reimbursed to us by PT III. During the six months ended June 30, 2000, we purchased approximately $2.5 million of additional convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, and to acquire certain assets used in communications site management and related activities. See Item 5, Other Information.

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

         We estimate that the total of our Motorola Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $19 million. To date, such efforts have cost us approximately $16.8 million, approximately $15.1 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot assure you that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

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


                                                           For the six months ended:          For the three months ended:
                                                           --------------------------        ----------------------------
                                                           June 30,          June 30,        June 30,            June 30,
                                                             1999              2000            1999                2000
                                                           --------          --------        --------            --------
Statement of operations data:
  Revenues                                                    100.0%           100.0%          100.0%              100.0%
  Direct operating expenses, excluding
    Depreciation and amortization                              18.7             34.8            18.9                33.7
                                                            -------          -------         -------             -------
  Gross margin, excluding
    Depreciation and amortization                              81.3             65.2            81.1                66.3
  Other expenses:
    General and administrative                                  6.3              5.0             5.6                 4.7
    Corporate development                                      12.7             16.0            11.3                15.7
    State franchise, excise and minimum taxes                   1.6              0.9             1.5                 0.8
    Depreciation and amortization                              75.3             61.4            76.8                60.9
                                                            -------          -------         -------             -------
  Loss from operations                                        (15.6)           (18.1)          (14.1)              (15.8)
  Interest expense                                             32.0             19.4            31.6                17.0
  Amortization of original issue discount and
    debt issuance costs                                        43.6             15.7            42.2                15.4
                                                            -------          -------         -------             -------
  Net loss                                                    (91.2)           (53.2)          (87.9)              (48.2)
Payable in kind preferred dividends and accretions             11.4               --              --                  --
                                                            -------          -------         -------             -------
Net loss attributable to Common Stockholders                 (102.6)           (53.2)          (87.9)              (48.2)
                                                            =======          =======         =======             =======


RESTATED SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30,
1999

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

         General and administrative expenses increased 160.5% for the six-month period ended June 30, 2000 to $4.2 million from $1.6 million for the six month period ended June 30, 1999. The increases in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth. However, as a percentage of revenue, it decreased to 5.0% of revenue for the six month period ended June 30, 2000 from 6.3% for the six month period ended June 30, 1999 reflecting the disproportionately higher growth in revenues relative to expenses. The decrease in percentage is from economies of scale realized from increases in revenues as a result of our acquisitions and construction of communications sites.

         Corporate development expenses increased by $10.3 million or 313.4% to $13.5 million for the six month period ended June 30, 2000 from $3.3 million for the six month period ended June 30, 1999. Corporate development expenses increased as a percentage of revenue to 16.0% for the six month period ended June 30, 2000 compared to 12.7% for the six month period ended June 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period.

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

RESTATED THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

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

         Corporate development expenses increased by $5.4 million or 346.5% to $7.0 million for the three month period ended June 30, 2000 from $1.6 million for the three month period ended June 30, 1999. Corporate development expenses increased as a percentage of revenue to 15.7% for the three month period ended June 30, 2000 compared to 11.3% for the three month period ended June 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $138.0 million and $68.8 million as of June 30, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.3 to 1.0 at June 30, 2000 and 1.9 to 1.0 at December 31, 1999.

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

         Capital investments, including acquisitions, for the six month period ended June 30, 2000 were $311.3 million, compared to $164.4 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We currently estimate that we will make additional capital investments in 2000 of at least $235 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $341,365,370 under our Senior Credit Facility as of June 30, 2000:

                                                                             EXPECTED MATURITY DATE
                                                     2000       2001           2002         2003           2004        THEREAFTER
                                                   -------  -------------   -----------  -----------    -----------   ------------
Liabilities
Long-term Debt
  Fixed Rate (7.97%).............................      --              --            --           --             --   $525,000,000
  Variable Rate (Weighted Average Interest
    Rate of 9.53%)...............................      --   $  24,236,537   $35,804,806  $42,745,767    $52,000,381   $186,577,879


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

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders, held on May 2, 2000, the following proposals were voted upon by the stockholders as indicated below:

1.       To elect the board of directors.

                                                                            Number of Shares
                                                                        -------------------------
                                                                           For           Withheld
                                                                        ----------       --------
         Robert Wolsey                                                  42,628,201        769,047
         Steven Day                                                     42,628,201        769,047
         Andrew Banks                                                   42,628,201        769,047
         G. Peter O'Brien                                               42,628,201        769,047
         J. Clare Smith                                                 42,628,201        769,047
         Royce Yudkoff                                                  42,628,201        769,047

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

         Pinnacle Towers III Inc.

         We are taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of or income from certain assets might negatively affect our qualification as a REIT, we previously transferred certain potentially non-REIT qualifying assets to PT III, a corporation in which Pinnacle owns substantially all of the equity interests in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock. Certain officers of Pinnacle own the remaining outstanding shares of voting common stock of PT III. During the six months ended June 30, 2000, Pinnacle purchased approximately $2.5 million of additional convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, certain of which may not be REIT qualifying assets or generate income from assets that are non-REIT qualifying, and to acquire certain assets used in communication tower consulting and management activities, which assets and the income generated thereby may not be REIT qualifying.

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

                                             Pinnacle Holdings Inc.



Date:  May 3, 2001                           By:  /s/ Steven R. Day
                                                -------------------------------
                                                 Steven R. Day,
                                                 Chief Operating Officer,
                                                 Chief Financial Officer
                                                 Vice President and Secretary

                                             Duly Authorized Officer and
                                             Principal Financial Officer.

                                  EXHIBIT INDEX


Designation                Description
-----------                -----------
27.1                       Financial Data Schedule (1)

27.2                       Revised Financial Data Schedule


-----------------

(1) Previously filed on August 14, 2000 with the Registrant's Quarterly Report on Form 10-Q.