Form 10-Q/A
period 2000-09-30
PINNACLE HOLDINGS INC
filed 2001-05-04
CIK 1058986

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

PART I. FINANCIAL INFORMATION                                                                                     PAGE
                                                                                                                  -----
Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of December 31, 1999 and September 30, 2000         1
              Unaudited Condensed Consolidated Statements of Operations for the nine months ended
                September 30, 1999 and 2000                                                                          2
              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                September 30, 1999 and 2000                                                                          3
              Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity for the
               nine months ended September 30, 2000                                                                  4
              Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended
                September 30, 1999 and 2000                                                                          5
              Notes to Unaudited Condensed Consolidated Financial Statements                                      6-12

Item 2.       Management's Discussion and Analysis of Financial Condition and Results of Operations              13-23

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                            23

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     24

Item 2        Not Applicable                                                                                        24

Item 3        Not Applicable                                                                                        24

Item 4        Not Applicable                                                                                        24

Item 5        Other Information                                                                                  24-26

Item 6.       Exhibits and Reports on Form 8-K                                                                      26

SIGNATURES                                                                                                          27

EXHIBIT INDEX                                                                                                       28

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

                             PINNACLE HOLDINGS INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 30,         September 30,
                                                                         1999                  2000
                                                                    ---------------      ---------------
                                                                                          Restated-Note 1
                                                                                            (unaudited)
                                  Assets
Current assets:
  Cash and cash equivalents                                         $    94,862,918      $    70,170,748
  Accounts receivable, net                                               11,774,689           20,891,126
  Prepaid expenses and other current assets                               5,235,972           11,332,045
                                                                    ---------------      ---------------
    Total current assets                                                111,873,579          102,393,919
Fixed assets, net                                                       930,620,414        1,283,649,277
Leasehold interests, net                                                 70,478,129           70,292,202
Deferred debt issue costs, net                                           14,299,519           18,732,165
Other assets                                                              3,232,248            6,499,447
                                                                    ---------------      ---------------
                                                                    $ 1,130,503,889      $ 1,481,567,010
                                                                    ===============      ===============

                    Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                  $     7,297,498      $     9,705,252
  Accrued expenses                                                       25,195,483           16,068,243
  Deferred revenue                                                        3,910,551            7,249,279
  Current portion of long-term debt                                       6,705,578            9,678,738
                                                                    ---------------      ---------------
    Total current liabilities                                            43,109,110           42,701,512
Long-term debt                                                          712,659,042          861,616,231
Other liabilities                                                           510,090              876,090
                                                                    ---------------      ---------------
                                                                        756,278,242          905,193,833

Minority Interest                                                                                439,703

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding at December 31, 1999 and
    September 30, 2000, respectively
  Common stock, $.001 par value, 150,000,000 shares authorized;
    41,094,471 and 48,430,593 shares issued and outstanding at
    December 31, 1999, and September 30, 2000 respectively                   41,094               48,431
  Additional paid-in capital                                            489,090,451          773,244,966
  Foreign currency translation                                             (418,488)             228,977
  Accumulated deficit                                                  (114,487,410)        (197,588,900)
                                                                    ---------------      ---------------
                                                                        374,225,647          575,933,474
                                                                    ---------------      ---------------
                                                                    $ 1,130,503,889      $ 1,481,567,010
                                                                    ===============      ===============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                       Nine Months Ended
                                                                                         September 30,
                                                                               ---------------------------------
                                                                                   1999                 2000
                                                                               ------------         ------------
                                                                               (unaudited)         Restated-Note 1
                                                                                                     (unaudited)
Revenues                                                                       $ 48,514,143         $129,595,725

Direct operating expenses, excluding depreciation and amortization               11,813,418           46,260,874
                                                                               ------------         ------------
Gross margin, excluding depreciation and amortization                            36,700,725           83,334,851
                                                                               ------------         ------------
Other expenses:
  General and administrative                                                      2,855,760            8,230,272
  Corporate development                                                           6,191,851           27,709,691
  State franchise, excise and minimum taxes                                         699,836              843,298
  Depreciation and amortization                                                  34,398,375           82,400,112
                                                                               ------------         ------------
                                                                                 44,145,822          119,183,373
                                                                               ------------         ------------
Loss from operations                                                             (7,445,097)         (35,848,522)
Interest expense                                                                 14,439,470           27,102,582
Amortization of original issue discount and debt issuance costs                  17,334,738           20,210,683
Minority interest                                                                        --              (60,297)
                                                                               ------------         ------------
Net loss                                                                        (39,219,305)         (83,101,490)
Payable-in-kind preferred dividends and accretion                                 2,930,338                   --
Net loss attributable to common stockholders                                   $(42,149,643)        $(83,101,490)
                                                                               ============         ============

Basic and diluted loss attributable to common stockholders per share           $      (1.42)        $      (1.74)
                                                                               ============         ============
Weighted average number of common shares outstanding                             29,721,466           47,746,133
                                                                               ============         ============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                      Three Months Ended
                                                                                         September 30,
                                                                               ---------------------------------
                                                                                   1999                 2000
                                                                               ------------         ------------
                                                                              Restated-Note 1      Restated-Note 1
                                                                                (unaudited)          (unaudited)
Revenues                                                                       $ 22,757,176         $ 45,313,138

Direct operating expenses, excluding depreciation and amortization                6,986,011           16,958,003
                                                                               ------------         ------------
Gross margin, excluding depreciation and amortization                            15,771,165           28,355,135
Other expenses:
  General and administrative                                                      1,243,505            4,030,682
  Corporate development                                                           2,920,787           14,187,345
  State franchise, excise and minimum taxes                                         295,502              100,944
  Depreciation and amortization                                                  14,749,704           30,634,215
                                                                               ------------         ------------
                                                                                 19,209,498           48,953,186
                                                                               ------------         ------------
Loss from operations                                                             (3,438,333)         (20,598,051)
Interest expense                                                                  6,199,411           10,791,905
Amortization of original issue discount and debt issuance costs                   6,107,045            6,961,131
Minority Interest                                                                        --              (60,297)
                                                                               ------------         ------------
Net loss                                                                        (15,744,789)         (38,290,790)
Payable-in-kind preferred dividends and accretion                                        --                   --
                                                                               ------------         ------------
Net loss attributable to common stockholders                                   $(15,744,789)        $(38,290,790)
                                                                               ============         ============

Basic and diluted loss attributable to common stockholders per share           $      (0.41)        $      (0.79)
                                                                               ============         ============
Weighted average number of common shares outstanding                             38,842,567           48,408,148
                                                                               ============         ============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                         COMPREHENSIVE           COMMON STOCK             ADDITIONAL
                                                            INCOME          -----------------------        PAID-IN
                                                            (LOSS)            SHARES        AMOUNT         CAPITAL
                                                         -------------      ----------      -------      ------------
Balance at December 31, 1999                                                41,094,471      $41,094      $489,090,451

Unaudited:

Issuance of common stock, net of issuance costs....                          7,336,122        7,337       284,154,515

Foreign currency translation gain..................      $    647,465

Net loss (Restated-Note 1)                                (83,101,490)
                                                         ------------       ----------      -------      ------------

Balance at September 30, 2000 (Restated-Note 1) ...      $(82,454,025)      48,430,593      $48,431      $773,244,966
                                                         ============       ==========      =======      ============

                                                                              FOREIGN
                                                          ACCUMULATED        CURRENCY       STOCKHOLDERS'
                                                            DEFICIT         TRANSLATION        EQUITY
                                                         -------------      -----------     -------------
Balance at December 31, 1999                             $(114,487,410)      $(418,488)     $ 374,225,647

Unaudited:

Issuance of common stock, net of issuance costs....                                           284,161,852

Foreign currency translation gain..................                            647,465            647,465

Net loss (Restated-Note 1)                                 (83,101,490)                       (83,101,490)
                                                         -------------       ---------      -------------

Balance at September 30, 2000 (Restated-Note 1) ...      $(197,588,900)      $ 288,977      $ 575,933,474
                                                         =============       =========      =============

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -----------------------------------
                                                                                   1999                   2000
                                                                               -------------         -------------
                                                                                                    RESTATED-NOTE 1
                                                                                (UNAUDITED)           (UNAUDITED)
Cash flows from operating activities:
  Net loss                                                                     $ (39,219,305)        $ (83,101,490)
    Adjustments to reconcile net loss to net cash provided
      by (used in) operating activities:
        Depreciation and amortization                                             34,398,375            82,400,112
        Amortization of original issue discount and debt issuance costs           17,334,738            20,210,682
        Provision for doubtful accounts                                              568,000               432,272
        Impairment of capitalized acquisition and construction costs                      --             8,684,012
        Minority share of net loss of subsidiary                                          --               (60,297)
      (Increase) decrease in:
        Accounts receivable, gross                                                (2,775,230)           (7,961,227)
        Prepaid expenses and other current assets                                   (758,769)           (6,085,436)
        Other assets                                                              (1,096,531)           (3,267,199)
      Increase (decrease) in:
        Accounts payable                                                            (430,522)            2,371,943
        Accrued expenses                                                           9,664,172            (9,127,240)
        Deferred revenue                                                             296,130             3,252,884
        Other liabilities                                                            233,993               127,416
                                                                               -------------         -------------
              Total adjustments                                                   57,434,356            90,977,922
                                                                               -------------         -------------
Net cash provided by (used in) and used in operating activities                   18,215,051             7,876,432
                                                                               -------------         -------------
Cash flows from investing activities:
    Payments made in connection with acquisitions:
      Fixed assets                                                              (372,137,699)         (392,297,441)
      Leasehold interests                                                        (77,621,307)          (18,085,439)
      Net current liabilities acquired                                            (2,714,622)              176,573
    Capital expenditures:
      Fixed assets                                                               (29,540,167)          (23,871,994)
                                                                               -------------         -------------
Net cash used in investing activities                                           (482,013,795)         (434,078,301)
                                                                               -------------         -------------
Cash flows from financing activities:
    Borrowings under long-term debt, net                                         556,080,721           319,501,206
    Repayment of long-term debt                                                 (317,963,299)         (202,037,597)
    Proceeds from issuance of common stock, net                                  501,237,846           284,161,853
    Liquidation of PIK preferred stock and warrants                              (93,741,617)                   --
    Distribution of contributed capital and payment of
      accretion on various classes of common stock                               (43,747,734)                   --
    Minority interest in subsidiary                                                       --               500,000
                                                                               -------------         -------------
Net cash provided by financing activities                                        601,865,917           402,125,462
Effect of exchange rate changes on cash                                                   --              (615,763)
                                                                               -------------         -------------
Net increase (decrease) in cash and cash equivalents                             138,067,173           (24,692,170)
Cash and cash equivalents, beginning of period                                    13,801,190            94,862,918
                                                                               -------------         -------------
Cash and cash equivalents, end of period                                       $ 151,868,363         $  70,170,748
                                                                               =============         =============
Supplemental disclosure of cash flows:
    Cash paid for interest                                                     $  16,498,833         $  24,157,013
                                                                               =============         =============

Non-Cash Transactions:
    Seller debt issued in connection with acquisitions                         $   8,998,250         $   9,929,355
    Payable-in-kind preferred dividends and accretion                          $   2,930,338         $          --
    Stock issued for acquisitions                                              $   8,804,163         $          --

The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q/A for the period ending September 30, 2000, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries including Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), and Pinnacle Towers UK, Ltd.

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

A summary of the effects of the restatements is set forth in Note 7.

2. FINANCIAL STATEMENTS

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., and Tower Systems, Inc. In addition, beginning in 1999 Pinnacle Holdings Inc. authorized the contribution of capital to PT III to establish a preferred stock interest. PT III utilized the capital contributed during 1999 and 2000 to purchase certain communications site assets and the stock of corporations that own and/or manage communications sites. Also, during the third quarter of 2000, Pinnacle Holdings Inc. authorized the contribution of capital to PT IV to establish a preferred stock interest. PT IV utilized the capital contributed to purchase the stock of a corporation that manages communications sites. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. own the common stock of PT III and PT IV. As a result of Pinnacle Holdings Inc.'s ability to direct the policies and management that guide the ongoing activities of PT III and PT IV, the financial position and results of operations and cash flows of PT III and PT IV are consolidated in the financial statements of Pinnacle. In July 2000, Pinnacle Towers Inc. contributed $1.5 million in capital to a newly created entity, Pinnacle Towers UK, Ltd., to establish a 75% interest in the entity. Pinnacle Towers UK, Ltd. will utilize the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. The financial position and results of operations and cash flows of Pinnacle Towers UK, Ltd. are consolidated in the financial statements of Pinnacle and the minority interest disclosed. All significant intercompany balances and transactions have been eliminated.

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

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated statements as of September 30, 2000 and for the nine month and three month periods ended September 30, 2000 and 1999 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's restated consolidated financial statements and notes thereto for the year ended December 31, 1999.

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

         Included in the total purchase price recorded on the Motorola Antenna Site Acquisition as of September 30, 2000 were incurred and accrued costs of approximately $18 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($17.5 million).

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

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.2 million recorded as prepaid expenses and other current assets as of September 30, 2000. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors.

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

                                                                               Pro Forma Nine Months Ended
                                                                             -------------------------------
                                                                         (in thousands, except per share amounts)
                                                                             September 30,     September 30,
                                                                                 1999               2000
                                                                             -------------     -------------
                                                                              (unaudited)       (unaudited)
Revenues                                                                       $ 134,825         $ 140,808
Gross margin, excluding depreciation and amortization                             87,882            92,440
Net loss                                                                        (105,294)          (94,464)
Net loss attributable to common stockholders                                    (108,224)          (94,464)
Basic and diluted loss attributable to common stockholders per share               (3.64)            (1.98)

         Included in corporate development expense for the three month period ended September 30, 2000 are non-recurring charges of $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time. Non-recurring charges associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the Securities and Exchange Commission ("the SEC") ($0.3 million) are included in general and administrative expenses for the three month period ended September 30, 2000 (see
Note 5).

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

6. COMMITMENTS

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

7. RESTATEMENT

         As described in Note 1, the unaudited quarterly financial information for the nine months ended September 30, 2000 and the three months ended September 30, 2000 have been restated.

            Unaudited Condensed Consolidated Statements of Operations

                                                        As Previously                          As Previously
                                                          Reported                               Reported
                                                        Three Months         Three Months       Nine Months       Nine Months
                                                            Ended                Ended             Ended             Ended
                                                        September 30,        September 30,     September 30,     September 30,
                                                            2000                 2000              2000              2000
                                                        -----------------------------------    ---------------------------------
                                                                          (Restated-Note 1)                    (Restated-Note 1)
                                                        (unaudited)          (unaudited)        (unaudited)       (unaudited)
Revenues                                                $ 45,313,138         $ 45,313,138      $ 129,595,725     $ 129,595,725

Direct operating expenses, excluding
  Depreciation and amortization                           16,958,003           16,958,003         46,255,673        46,260,874
                                                        ---------------------------------      -------------------------------
Gross margin, excluding
  Depreciation and amortization                           28,355,135           28,355,135         83,340,052        83,334,851
Other expenses:
  General and administrative                               4,030,682            4,030,682          8,043,809         8,230,272
  Corporate development                                   13,619,585           14,187,345         21,767,449        27,709,691
  State franchise, excise and minimum taxes                  100,944              100,944            843,298           843,298
  Depreciation and amortization                           31,875,795           30,634,215         86,790,825        82,400,112
                                                        ---------------------------------      -------------------------------
                                                          49,627,006           48,953,186        117,445,381       119,183,373
                                                        ---------------------------------      -------------------------------
Loss from operations                                     (21,271,871)         (20,598,051)       (34,105,329)      (35,848,522)
Interest expense                                          10,791,905           10,791,905         27,102,582        27,102,582
Amortization of original issue discount                           --                   --                 --                --
  and debt issuance costs                                  6,961,131            6,961,131         20,210,683        20,210,683
Foreign currency transaction loss                                 --                   --                 --                --
Minority interest in subsidiary                              (60,297)             (60,297)           (60,297)          (60,297)
                                                        ---------------------------------      -------------------------------
Loss before income tax benefit                           (38,964,610)         (38,290,790)       (81,358,297)      (83,101,490)
Income tax benefit                                                --                   --                 --                --
Net loss attributable to common stockholders            $(38,964,610)        $(38,290,790)     $ (81,358,297)    $ (83,101,490)
                                                        =================================      ===============================

Basic and diluted loss attributable to common
  stockholders per share                                $      (0.80)        $      (0.79)     $       (1.70)    $       (1.74)
                                                        =================================      ===============================
Weighted average number
  of common shares outstanding                            48,408,148           48,408,148         47,746,133        47,746,133
                                                        =================================      ===============================

                           Consolidated Balance Sheets

                                                                             As Previously
                                                                               Reported
                                                                             September 30,           September 30,
                                                                                 2000                    2000
                                                                            ---------------------------------------
                                                                              (unaudited)           Restated-Note 1
                                                                                                      (unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents                                                 $    70,170,748         $    70,170,748
  Accounts receivable, net                                                       20,182,157              20,891,126
  Prepaid expenses and other current assets                                      10,142,351              11,332,045
                                                                            ---------------------------------------
              Total current assets                                              100,495,256             102,393,919
Fixed assets, net                                                             1,298,139,083           1,283,649,277
Leasehold interests, net                                                         72,313,300              70,292,202
Deferred debt issue costs, net                                                   18,732,165              18,732,165
Other assets                                                                      6,499,447               6,499,447
                                                                            ---------------------------------------
                                                                            $ 1,496,179,251         $ 1,481,567,010
                                                                            =======================================

                   Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                          $     9,705,252         $     9,705,252
  Accrued expenses                                                               28,664,716              16,068,243
  Deferred revenue                                                                7,249,279               7,249,279
  Current portion of long-term debt                                               9,678,738               9,678,738
                                                                            ---------------------------------------
              Total current liabilities                                          55,297,985              42,701,512
Long-term debt                                                                  861,616,231             861,616,231
Other liabilities                                                                   876,090                 876,090
                                                                            ---------------------------------------
                                                                                917,790,306             905,193,833

Minority interest                                                                   439,703                 439,703

Commitments and contingencies                                                            --                      --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding at September 30, 2000
  Common stock, $.001 par value, 150,000,000
  shares authorized 48,430,593 shares issued and
  outstanding at September 30, 2000                                                  48,431                  48,431
  Additional paid-in capital                                                    773,244,966             773,244,966
  Foreign currency translation                                                      228,977                 228,977
  Accumulated deficit                                                          (195,573,132)           (197,588,900)
                                                                            ---------------------------------------
                                                                                577,949,242             575,933,474
                                                                            ---------------------------------------
                                                                            $ 1,496,179,251         $ 1,481,567,010
                                                                            =======================================

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

                                           Revenue Producing Sites                            Non-Revenue            Acquisitions
                      --------------------------------------------------------------------
                      Owned      Managed      Leased      Built    Co-Location    Subtotal       Sites      Total      Completed
                      -----      -------      ------      -----    -----------    --------    -----------   ------   ------------
1995                     29          --          --          4           -            33            --          33        13
1996                    119          --          --          4           -           123            --         123        49
1997                    134          --          --         22           -           156            --         156        72
1998                    517          --          --         47           -           564            --         564        82
1999                    858         584         858         23           -         2,323         1,569       3,892       130
YTD 9/30/2000           728         697          10          5           4         1,444            --       1,444       194
                      -----       -----         ---        ---         ---         -----         -----      ------       ---
Subtotal              2,385       1,281         868        105           4         4,643         1,569       6,212       540

Q3 reclass             (117)       (632)        111         --           -          (638)          434        (204)
                      -----       -----         ---        ---         ---         -----         -----      ------

YTD 9/30/2000         2,268         649         979        105           4         4,005         2,003       6,008

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

         The "net of cancellations" rates above reflect churn at rates significantly greater than those Pinnacle has previously experienced. These greater churn rates result primarily from Nextel's deconstruction of its analog SMR network and the effects of many of the smaller private land mobile tenants shifting to utilizing one of the many commercial wireless services now available.

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

         We have generated net losses since inception and at September 30, 2000, had an accumulated deficit totaling approximately $197.6 million. Due to our plans to continue to grow the business predominantly through acquisitions, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, corporate development expenses will remain as a direct variable of acquisition growth. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of September 30, 2000, our annualized run rate revenue was approximately $184.4 million.

         On August 31, 1999, we acquired approximately 1,858 communications sites from Motorola, Inc. ("Motorola"), consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254 million in cash and stock, plus fees and expenses ("the Motorola Antenna Site Acquisition"). For the year ended December 31, 1999 on a pro forma basis, the Motorola sites generated $55.7 million in revenue, $25.6 million in tower level cash flow and $17.7 million in EBITDA for the eight months ended prior to closing on August 30, 1999. Prior to the Motorola Antenna Site Acquisition we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs than owned towers, primarily as a result of higher rental costs related to revenue sharing with site owners. In addition, on leased sites, we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III, a corporation in which we own substantially all of the equity interests, in exchange for $9.8 million of convertible preferred stock and a $39.2 million Convertible Promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, the cost thereof to be reimbursed to us by PT III. During the nine months ended September 30, 2000, we purchased approximately $2.5 million of additional convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, and to acquire certain assets used in communications site management and related activities.

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

         We estimate that the total of our Motorola Acquisition pre and post-closing transaction related due diligence and related efforts will cost approximately $17.5 million. To date, such efforts have cost us approximately $18.0 million, approximately $15.8 million of which has been incurred post-closing. Such efforts have thus far not revealed any unanticipated information regarding matters that would have a material adverse effect on our operations and liquidity. However, we cannot assure you that our continued due diligence efforts will not reveal unanticipated information that would have a material adverse effect on our operations and liquidity.

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

                                                      For the nine months ended:         For the three months ended:
                                                      --------------------------         ---------------------------
                                                      September        September         September         September
                                                         30,               30,               30,               30,
                                                        1999              2000              1999              2000
                                                      ---------        ---------         ---------         ---------
Statement of operations data:
  Revenues                                              100.0%            100.0%            100.0%            100.0%
  Direct operating expenses, excluding
    Depreciation and amortization                        24.4              35.7              30.7              37.4
                                                       ------            ------            ------            ------
  Gross margin, excluding
    Depreciation and amortization                        75.6              64.3              69.3              62.6
  Other expenses:
    General and administrative                            5.9               6.3               5.5               8.9
    Corporate development                                12.8              21.4              12.8              31.3
    State franchise, excise and minimum taxes             1.4               0.7               1.3               0.2
    Depreciation and amortization                        70.9              63.6              64.8              67.7
                                                       ------            ------            ------            ------
  Loss from operations                                  (15.4)            (27.7)            (15.1)            (45.5)
  Interest expense                                       29.8              20.9              27.2              23.8
  Amortization of original issue discount and
    debt issuance costs                                  35.7              15.6              26.8              15.4
    Minority interest in subsidiary                        --                --                --              (0.1)
                                                       ------            ------            ------            ------
  Net loss                                              (80.9)            (64.2)            (69.1)            (84.6)
                                                       ======            ======            ======            ======

RESTATED NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased by $81.1 million, or 167.1%, to $129.6 million for the nine month period ended September 30, 2000 from $48.5 million for the nine month period ended September 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 1,614 wireless communication sites since September 30, 1999 - 170 sites during the second quarter of 1999 and 1,444 sites during the first nine months of 2000. Also, the 1999 results included only one month of revenue from the Motorola Antenna Site Acquisition versus three months in the nine months ending September 30, 2000. A final portion of the revenue increase is related to "same-site" organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $34.4 million or 291.6% to $46.3 million for the nine month period ended September 30, 2000 from $11.8 million for the nine month period ended September 30, 1999. This increase is consistent with the acquisition and construction of the 1,614 sites discussed above. Also, the 1999 results included only one month of operating expenses from the Motorola Antenna Site Acquisition versus three months in the nine months ending September 30, 2000. Direct operating expenses as a percentage of revenue increased to 35.7% for the nine month period ended September 30, 2000 from 24.4% for the nine month period ended September 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 188.2% for the nine month period ended September 30, 2000 to $8.2 million from $2.9 million for the nine month period ended September 30, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third quarter totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 6.3% of revenue for the nine month period ended September 30, 2000 from 5.9% for the nine month period ended September 30, 1999. This increase is the result of non-recurring charges in the third quarter totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the SEC ($0.3 million).

         Corporate development expenses increased by $21.5 million or 347.5% to $27.7 million for the nine month period ended September 30, 2000 from $6.2 million for the nine month period ended September 30, 1999. Corporate development expenses increased as a percentage of revenue to 21.4% for the nine month period ended September 30, 2000 compared to 12.8% for the nine month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period as well as significant, non-recurring charges in the third quarter totaling $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.8 million for the nine month period ended September 30, 2000 from $0.7 for the nine month period ended September 30, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

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

RESTATED THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

         Revenues increased by $22.6 million, or 99.1%, to $45.3 million for the three month period ended September 30, 2000 from $22.8 million for the three month period ended September 30, 1999. This additional revenue is mainly attributable to the acquisition and construction of 1,614 wireless communication sites since September 30, 1999 - 170 sites during the fourth quarter of 1999 and 1,444 sites during the first nine months of 2000. Also, the 1999 results included only one month of revenue from the Motorola Antenna Site Acquisition versus three months in the three months ending September 30, 2000. A final portion of the revenue increase is related to same-site organic growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $10.0 million or 142.7% to $17.0 million for the three month period ended September 30, 2000 from $7.0 million for the three month period ended September 30, 1999. This increase is consistent with the acquisition and construction of the 1,614 sites discussed above. Also, the 1999 results included only one month of operating expenses from the Motorola Antenna Site Acquisition versus three months in the three months ending September 30, 2000. Direct operating expenses as a percentage of revenue increased to 37.4% for the three-month period ended September 30, 2000 from 30.7% for the three month period ended September 30, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 224.1% for the three month period ended September 30, 2000 to $4.0 million from $1.2 million for the three month period ended September 30, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third quarter totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 8.9% of revenue for the three month period ended September 30, 2000 from 5.5% for the three month period ended September 30, 1999. This increase is the result of non-recurring charges in the third quarter totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of a non-public informal inquiry by the SEC ($0.3 million).

         Corporate development expenses increased by $11.3 million or 385.7% to $14.2 million for the three month period ended September 30, 2000 from $2.9 million for the three month period ended September 30, 1999. Corporate development expenses increased as a percentage of revenue to 31.3% for the three month period ended September 30, 2000 compared to 12.8% for the three month period ended September 30, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period, as well as significant, nonrecurring charges in the third quarter totaling $8.7 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($7.0 million) and communications site construction project ($1.7 million) tower assets which the company has chosen not to pursue at this time.

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

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had net working capital of $59.7 million and $68.8 million as of September 30, 2000 and December 31, 1999, respectively. Our ratio of total debt to stockholders' equity was 1.5 to 1.0 at September 30, 2000 and 1.9 to 1.0 at December 31, 1999.

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

         On March 22, 2000 we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes Due 2007 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. We will pay interest on the Convertible Notes on March 15 and September 15 of each year, with the first interest payment made on September 15, 2000. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of Common Stock issuable upon conversion of the Convertible Notes.

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

         Capital investments, including acquisitions, for the nine month period ended September 30, 2000 were $434.1 million, compared to $482.0 million in the comparable 1999 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2000. We expect to incur total capital expenditures of $22 million to $24 million during the three months ended December 31, 2000. These planned capital expenditures include communications site acquisition costs of $12 million to $14 million, relating to the closing of previously announced acquisitions, and communications site construction and improvements costs of approximately $10 million. To the extent we commit to complete additional significant acquisitions beyond those we have identified and currently believe are probable that we will complete, that amount may increase materially.

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

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325,000,000 under the Notes, $200,000,000 under the Convertible Notes, and $383,288,953 under our Senior Credit Facility as of September 30, 2000:

                                                                              EXPECTED MATURITY DATE
                                               ------------------------------------------------------------------------------------
                                               2000        2001            2002            2003            2004         THEREAFTER
                                               ----     -----------     -----------     -----------     -----------    ------------
Liabilities
Long-term Debt
  Fixed Rate (8.03%).........................    --              --              --              --              --    $525,000,000
  Variable Rate (Weighted Average Interest
    Rate of 8.39%)...........................    --     $13,600,000     $19,850,000     $23,600,000     $77,138,953    $249,099,999

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

         Recently, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of Ernst & Young LLP to audit our financial statements for the year ended December 31, 2000 and reaudit our financial statements for the year ended December 31, 1999. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.  OTHER INFORMATION.

         Pinnacle Towers III Inc. and Pinnacle Towers IV Inc..

         We are taxed as a Real Estate Investment Trust ("REIT") for federal income tax purposes. The federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of or income from certain assets might negatively affect our qualification as a REIT, we previously transferred certain potentially non-REIT qualifying assets to PT III, a corporation in which Pinnacle owns substantially all of the equity interests in the form of nonvoting, convertible preferred stock, as well as approximately 9% of the voting common stock. Certain officers of Pinnacle own the remaining outstanding shares of voting common stock of PT III. During the nine months ended September 30, 2000, Pinnacle purchased approximately $2.5 million of additional convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of a corporation that owns and manages communications sites, which may not be REIT qualifying assets or which may generate income from assets that are non-REIT qualifying, and to acquire certain assets used in communication tower consulting and management activities, which assets and the income generated thereby may not be REIT qualifying.

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

                        Duly Authorized Officer and Principal Financial Officer.

                                  EXHIBIT INDEX

EXHIBIT NO.                                                DESCRIPTION
-----------                                                -----------
3.1                 Amended and Restated Certificate of Incorporation of the Company(1)
3.2                 Bylaws of the Company(1)
4.1                 Indenture dated as of March 22, 2000 among the Company and The Bank of New York, as Trustee, including the form of 5.5% Note(3)
4.2                 Form of 5.5% Note (included in Exhibit 4.1)
4.3                 Registration Rights Agreement dated as of March 22, 2000 by and among the Company and each of the Purchasers referred to therein(3)
4.4                 Specimen Stock Certificate(2)
10.1                Subscription Agreement between Pinnacle Towers Inc. and Pinnacle
                    Towers III Inc., dated as of January 13, 2000(3)
10.2                Convertible Promissory Note of Pinnacle Towers III Inc., dated
                    January 13, 2000(3)
10.3                Subscription Agreement between Pinnacle Towers Inc. and Pinnacle
                    Towers III Inc., dated as of January 27, 2000(3)
10.4                Convertible Promissory Note of Pinnacle Towers III Inc., dated
                    January 27, 2000(3)
10.5                Subscription Agreement between Pinnacle Towers Inc. and Pinnacle
                    Towers IV Inc., dated August 17, 2000(4)
10.6                Convertible Promissory Note of Pinnacle Towers IV Inc., dated
                    August 17, 2000(4)
27.1                Financial Data Schedule(4) (for SEC use only)
27.2                Revised Financial Data Schedule (for SEC use only)

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

         (3) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on May 15, 2000.

         (4) Incorporated by reference to the Company's Quarterly Report on Form 10-Q filed with the Commission on November 14, 2000.