Form 10-Q
period 2001-03-31
PINNACLE HOLDINGS INC
filed 2001-05-15
CIK 1058986

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                            TELEPHONE: (941) 364-8886

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



At May 14, 2001, Registrant had outstanding 48,430,593 shares of $.001 par value common stock.

                                                                                                                    PAGE
                                                                                                                    -----
PART I. FINANCIAL INFORMATION
Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and March 31, 2001                1
              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                March 31, 2000 and 2001                                                                                 2
              Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                for the three months ended March 31, 2001                                                               3
              Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended
                March 31, 2000 and 2001                                                                                 4
              Notes to Unaudited Condensed Consolidated Financial Statements                                         5-12

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                               13-22

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                               22

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                        24

Item 2.       Not Applicable                                                                                           24

Item 3.       Not Applicable                                                                                           24

Item 4.       Not Applicable                                                                                           25

Item 5.       Other Information                                                                                     25-26

Item 6.       Exhibits and Reports on Form 8-K                                                                         26

SIGNATURES                                                                                                             27

EXHIBIT INDEX                                                                                                          28

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements: PINNACLE HOLDINGS INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                             December 31,               March 31,
                                                                                2000                       2001
                                                                             ------------              -----------
                                                                                                       (unaudited)
                                                Assets                       (in thousands, except per share data)
Current assets:
  Cash and cash equivalents                                                  $    44,233               $    34,705
  Accounts receivable, net                                                        18,056                    22,149
  Prepaid expenses and other current assets                                       10,984                    11,123
                                                                             -----------               -----------
    Total current assets                                                          73,273                    67,977

Fixed assets, net                                                              1,307,945                 1,300,790
Leasehold interests, net                                                          62,482                    52,608
Deferred debt issue costs, net                                                    18,094                    19,180
Other assets                                                                       7,813                     9,070
                                                                             -----------               -----------
                                                                             $ 1,469,607               $ 1,449,625
                                                                             ===========               ===========

                                  Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                           $     4,993               $     8,917
  Accrued expenses                                                                22,735                    23,428
  Deferred revenue                                                                 6,795                     7,167
  Interest rate swap liability                                                        --                     9,040
  Current portion of long-term debt                                               16,868                    21,803
                                                                             -----------               -----------
    Total current liabilities                                                     51,391                    70,355
Long-term debt                                                                   869,392                   870,006
Other liabilities                                                                 14,400                    14,208
                                                                             -----------               -----------
                                                                                 935,183                   954,569

Minority interest in subsidiary                                                      321                       942

Commitments and contingencies (Note 7)                                                --                        --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding at December 31, 2000 and
    March 31, 2001                                                                    --                       --
  Common Stock, $.001 par value, 100,000,000 shares authorized;
    48,430,593 shares issued and outstanding at
    December 31, 2000 and March 31, 2001                                              48                        48
  Additional paid-in capital                                                     773,240                   773,231
  Accumulated other comprehensive income (loss)                                     (403)                   (2,820)
  Accumulated deficit                                                           (238,782)                 (276,345)
                                                                             -----------               -----------
                                                                                 534,103                   494,114
                                                                             -----------               -----------
                                                                             $ 1,469,607               $ 1,449,625
                                                                             ===========               ===========

      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                        Three Months Ended
                                                                                              March 31,
                                                                               -------------------------------------
                                                                                 2000                         2001
                                                                               --------                     --------
                                                                              (unaudited)                  (unaudited)
                                                                               (in thousands, except per share data)
Revenues                                                                       $ 39,923                     $ 48,275

Direct operating expenses, excluding depreciation and amortization               14,346                       17,563
                                                                               --------                     --------
Gross margin, excluding depreciation and amortization                            25,577                       30,712
Other expenses:
  General and administrative                                                      2,093                        3,286
  Corporate development                                                           6,568                        6,871
  State franchise, excise and minimum taxes                                         366                          478
  Depreciation and amortization                                                  24,761                       32,900
                                                                               --------                     --------
                                                                                 33,788                       43,535
                                                                               --------                     --------
Loss from operations                                                             (8,211)                     (12,823)
Interest expense                                                                  8,776                       17,570
Amortization of original issue discount and debt issuance costs                   6,425                        7,188
Foreign currency transaction loss                                                    --                          366
Minority interest in net loss of subsidiary                                          --                          (78)
                                                                               --------                     --------
Loss before income tax benefit                                                  (23,412)                     (37,869)
Income tax benefit                                                                   --                          306
                                                                               --------                     --------
Net loss                                                                        (23,412)                     (37,563)
                                                                               ========                     ========

Basic and diluted net loss per common share                                    $  (0.50)                    $   (.78)
Weighted average number of common shares outstanding                             46,478                       48,431
                                                                               ========                     ========

      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
 UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    (in thousands)

                                                     Common Stock      Additional  Accumulated Other
                                                   ----------------      Paid-in     Comprehensive     Accumulated    Stockholders'
                                                   Shares    Amount      Capital     Income (Loss)       Deficit         Equity
                                                   ------    ------    ----------  -----------------   -----------    -------------
Balance at December 31, 2000                       48,431      $48      $ 773,240       $  (403)        $(238,782)      $ 534,103
Unaudited:
Comprehensive income (loss):
  Net loss                                                                                                (37,563)        (37,563)

Foreign currency translation gain (loss)                                                  1,085                             1,085
Cumulative effect of change in accounting
  for derivative financial instruments,
  net of applicable income taxes                                                         (4,002)                           (4,002)
Losses (gains) reclassified into earnings
  from other comprehensive income (loss)
  net of applicable income taxes                                                            500                               500
                                                                                                                        ---------
Total comprehensive income (loss)                                                                                         (39,980)

Repurchase of common stock, net of issuance
  costs, and conversion                                                        (9)                                             (9)

                                                   ------      ---      ---------       -------         ---------       ---------
Balance at March 31, 2001                          48,431      $48      $ 773,231       $(2,820)        $(276,345)      $ 494,114
                                                   ======      ===      =========       =======         =========       =========

      The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                  2000                2001
                                                                                ---------           --------
                                                                               (unaudited)         (unaudited)
                                                                                        (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:                                           $ (23,412)          $(37,563)
Net loss
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                                  24,761             32,900
    Amortization of original issue discount and debt issuance costs                 6,426              7,188
    Income tax benefit                                                                 --               (306)
    Reserve for doubtful accounts                                                     313                 78
    Impairment of capitalized acquisitions and construction costs                      --                113
    Minority share of net loss of subsidiary                                           --                (78)
    Change in fair value of derivative financial instruments                                           5,538
    (Increase) decrease in:
      Accounts receivable, gross                                                   (5,364)            (4,171)
      Prepaid expenses and other current assets                                    (4,298)              (139)
      Other assets                                                                 (1,042)            (1,191)
    Increase (decrease) in:
      Accounts payable                                                              1,656              3,924
      Accrued expenses                                                             (3,707)               693
      Deferred revenue                                                              2,610                371
      Other liabilities                                                              (169)                48
                                                                                ---------           --------
                                                                                   21,186             44,968
                                                                                ---------           --------
Net cash provided by (used by) operating activities                                (2,226)             7,405
                                                                                ---------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments made in connection with acquisitions:
      Fixed assets                                                               (170,295)            (4,688)
      Leasehold interests in telecommunications sites                              (2,671)              (363)
      Net current liabilities acquired                                                177                 --
    Capital expenditures:
      Fixed assets                                                                 (7,372)           (10,933)
                                                                                ---------           --------
Net cash used in investing activities                                            (180,161)           (15,984)
                                                                                ---------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under long-term debt, net                                          227,433             (1,575)
    Repayment of long-term debt                                                  (194,923)              (662)
    Proceeds from issuance of common stock, net                                   282,709                 (9)
    Minority interest in subsidiary                                                    --                700
                                                                                ---------           --------
Net cash provided by (used in) financing activities                               315,219             (1,546)
                                                                                ---------           --------
Effect of exchange rate changes on cash                                               437                597
                                                                                ---------           --------

Net increase (decrease) in cash and cash equivalents                              133,269             (9,528)
Cash and cash equivalents, beginning of period                                     94,863             44,233
                                                                                ---------           --------
Cash and cash equivalents, end of period                                        $ 228,132           $ 34,705
                                                                                =========           ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest                                                          $  10,882           $  7,441
                                                                                =========           ========

Non-cash Transactions:
    Seller debt issued in acquisition                                           $   7,295           $     --
    Interest swap liability recorded to other comprehensive income, net                --              3,502

      The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q For the period ending March 31, 2001, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries including Pinnacle Towers Inc., Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), Pinnacle Towers V Inc. ("PT V"), and Pinnacle Towers UK, Ltd.

1. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc. PT III, PT IV, PT V, and Tower Systems, Inc. We have taken several actions during the first quarter of 2001 to restructure our investments in PT III and PT IV in order to comply with changes in the REIT tax law which became effective on January 1, 2001, as well as to permit the REIT qualifying assets of PT III to fall under the REIT election of Pinnacle Holdings Inc. Pinnacle Holdings Inc. acquired all of the voting common stock of PT III and PT IV originally held by certain officers of Pinnacle, upon which PT III became a wholly owned "qualified REIT subsidiary" of Pinnacle Holdings Inc. and PT IV became a wholly owned "taxable REIT subsidiary" of Pinnacle Holdings Inc. Prior to the transfer described in the preceding sentence, PT III transferred substantially all of its non-REIT qualifying assets to PT V, a wholly owned "taxable REIT subsidiary" of PT III. Pinnacle Towers Inc. has contributed $8.4 million in capital, including $3.9 million in the three months ended March 31, 2001, to a newly created entity, Pinnacle Towers UK, Ltd., to establish an 87% interest in the entity. Pinnacle Towers UK, Ltd. will use the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. The financial position and results of operations and cash flows of Pinnacle Towers UK, Ltd. are consolidated in the financial statements of Pinnacle and the minority interest disclosed. All significant intercompany balances and transactions have been eliminated.

         The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements included in the Annual Report on Form 10-K of the Company for the year ended December 31, 2000. In the opinion of Management, all adjustments (consisting of normal recurring accruals), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" considered necessary for the fair presentation have been included.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The condensed consolidated statements as of March 31, 2001 and for the three month periods ended March 31, 2001 and 2000 are unaudited, but in the opinion of management include all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of results for such periods. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's consolidated financial statements and notes thereto for the year ended December 31, 2000.

2. ADOPTION OF SFAS NO. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require the Company to recognize all derivative instruments in the balance sheets at the fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the first quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment to recognize its derivative instruments at fair value and to recognize the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to other comprehensive income (OCI) of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of the Company's interest rate swap agreement. The Company estimated that it would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         The Company recorded its derivatives in the Unaudited Condensed Consolidated Balance Sheet at March 31, 2001 at fair value as accrued expenses. The fair value of derivatives used to modify our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the Unaudited Condensed Consolidated Statement of Operations as the underlying exposure being hedged.

         As a condition of our Senior Credit Facility the Company is required to enter into and maintain at all times interest hedge contracts covering a minimum of 50% of the debt outstanding under the Senior Credit Facility. Our Company enters into interest rate swap agreements to manage the interest rate risk associated with certain of its variable rate debt. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of March 31, 2001 and December 31, 2000, the Company had one interest rate swap agreement for a notional amount of $260 million that pays interest at a fixed rate of 6.8% and matures on December 31, 2001, and includes an option whereby the counterparty may extend the maturity to December 31, 2002 with all other terms remaining unchanged with the exception of the notional amount which will decrease to $130 million because the written option feature, the interest rate swap does not meet the criteria for hedge activity. The interest rate swap agreement does not meet the criteria to be accounted for as a hedge under SFAS No. 133. Accordingly, the changes in the fair value of this agreement, subsequent to the adopting of the statement on January 1, 2001, are recorded in earnings immediately. The earnings impact recorded during the three month period ending March 31, 2001, relating to this interest rate swap was approximately $5.5 million and is recorded in interest expense in the Unaudited Condensed Consolidated Statement of Operations. Approximately $5.0 million represents the additional decline in the fair value of the interest rate swap agreement as of March 31, 2001 and approximately $0.5 million represents the reversal into income of the underlying exposure previously recognized as a reduction in comprehensive income(loss).

3. COMPREHENSIVE INCOME (LOSS)

         Total comprehensive income (loss) for the three months ended March 31, 2001 was ($40.0) million, comprising net loss of ($37.6) million, cumulative effect of change in accounting for derivative financial instruments net of taxes of ($4.0) million, offset by a net reduction for foreign currency translation of approximately $1.1 million and approximately $0.5 million in losses reclassified into earnings from other comprehensive income(loss). Total comprehensive income(loss) was ($23.3) million for the three months ended March 31, 2000.

4. ACQUISITIONS

         We actively acquire communications sites and related real estate assets.

         On August 31, 1999, the Company consummated the Motorola Antenna Site Acquisition and acquired approximately 1,858 communication sites and related assets from Motorola for $254 million, comprised of $245 million in cash and 418,520 shares of common stock, valued at $9 million, plus fees and initial expenses of approximately $2.2 million. This acquisition results in the Company having sites in all fifty States and nine Canadian Provinces. The Company transferred certain of the rooftop communication sites it acquired from Motorola to PT III.

         Included in the initial total purchase price recorded on the acquisition date of the Motorola Antenna Site Acquisition were incurred costs of approximately $2.2 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs ($0.5 million), contract and title work related to telecommunications sites, due diligence and closing costs ($1.7 million). Subsequently, we incurred an additional $24.6 million of costs associated with post-closing work associated with the acquisition, $17.3 million of which we subsequently capitalized and $7.3 million of which we subsequently expensed.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of March 31, 2001, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected in income and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement including the receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.6 million recorded as prepaid expenses and other current assets as of March 31, 2001. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors. As the final amount due us has not yet been agreed upon with Motorola, in finalizing this amount with Motorola we may settle on a different amount. Any significant adjustments to this amount upon settlement will be reflected in income and disclosed accordingly.

         During the year ended December 31, 2000 we completed 226 acquisitions of 1,467 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $405.8 million consisting of $395.8 million in cash and $10.1 million of notes payable to the former communications site owners.

         During the three months ended March 31, 2001, we completed one acquisition of a communication site and related assets for an aggregate purchase price of $.04 million.

         We account for our acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included with those of Pinnacle from the dates of the respective acquisitions. The pro forma results of operations listed below reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 2000. The unaudited pro forma consolidated financial statements are not necessarily indicative of the results that would have occurred if the assumed transactions had occurred on the dates indicated and are not necessarily indicative of the expected financial position or results of operations in the future.

                                                    PRO FORMA THREE MONTHS ENDED
                                               ---------------------------------------
                                               (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
                                                MARCH 31, 2000        MARCH 31, 2001
                                                 (UNAUDITED)           (UNAUDITED)
                                               ---------------      ------------------
Revenue                                           $   47,718          $   48,275
Gross margin, excluding depreciation and
  amortization                                        26,967              30,712

Net loss                                             (25,731)            (37,563)

Basic and diluted net loss per common share       $    (0.56)         $    (0.78)

5. LONG-TERM DEBT

         Our Senior Credit Facility provides $670 million of financing of which $520 million was committed at March 31, 2001 and December 31, 2000 and $427.8 million and $428.9 million was utilized at March 31, 2001 and December 31, 2000, respectively.

         The Senior Credit Facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At the Company's option the Senior Credit Facility indebtedness may instead bear interest at the greater of the Federal Funds effective rate plus .50% or a Prime Rate with varying margins. Advances under the facility bear interest payable in quarterly installments. In addition, the Company is required to pay commitment and customary facility fees on the total amount of commitments. As of March 31, 2001 and December 31, 2000, the interest rate was 9.04% and 8.05%, respectively.

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

         For the fiscal quarter ended December 31, 2000, the Company was not in compliance with two financial ratio covenants under its bank loan agreement. In April, 2001 we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. Additionally, fees paid of $1.0 million to the banks as a result of this amendment will be deferred and amortized over the remaining term of the underlying debt agreement.

         On March 22, 2000, we completed a private placement of $200 million of the 5.5% Convertible Subordinated Notes due 2001 (the "Convertible Notes") to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the Convertible Notes on March 15 and September 15 of each year. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of our common stock issuable upon conversion of the Convertible Notes. While the Staff of the Division of Corporate Finance of the SEC initially indicated it was not going to review the registration statement that we had filed prior to the SEC's Division of Enforcement, in mid-September the SEC indicated it would have comments for us on the registration statement. In connection with addressing SEC comments on that registration statement and responding to the SEC's investigation, we changed independent auditors and restated certain of our historical financial statements, as described elsewhere herein.

         Under the terms of the Registration Rights Agreement, because the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increased by 0.5%. Because the registration statement was not declared effective by December 17, 2000, the rate on the Convertible Notes increased by an additional 0.5%. The rate on the Convertible Notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement and will revert to 5.5% upon the effectiveness of our registration statement. We are currently actively pursuing the effectiveness of that registration statement.

         As a condition of our Senior Credit Facility the Company is required to enter into and maintain at all times interest rate hedge contracts covering a minimum of 50% of the debt outstanding under the Senior Credit Facility. The Company enters into interest rate swap agreements to manage the interest rate risk associated with certain of its variable rate debt. The swap agreements effectively convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. The company is exposed to credit losses in the event of non-performance by counter-parties on these agreements, which the company does not believe is significant. See Note 3, Adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.

         Prior to the Company's adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities, the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, the Company recorded a derivative liability for the fair value of the swap on January 1, 2001 for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at the option of the Company. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three-month period ending March 31, 2001, relating to the interest rate swap amount to $5.5 million. Approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive income(loss). Approximately $5.0 million represents the additional decline in the fair value of the interest rate swap agreement at March 31, 2001. See Note 3, Adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities.

6. PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

         Secondary Offerings

         On January 24, 2000, we completed a secondary offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. The proceeds from the January Offering were invested initially in short-term liquid securities and were used with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites all of which was used as of March 31, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuances of Stock

         During the three months ended March 31, 2001, we issued no additional shares of our common stock.

         Unsuccessful Offering Costs and SEC Investigation

         We are involved in an SEC investigation and the SEC Staff has requested information from us and our former independent accountants, PWC, as part of its investigation. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as Pinnacle's auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

         During August 2000, we discontinued a secondary offering of common stock due to market conditions relative to our stock price as influenced by our announcement regarding the SEC investigation. We believe that we currently remain unable to access the equity and debt markets on attractive terms. Accordingly, we have written off as an expense for the year ended December 31, 2000, $1.3 million in non-recurring costs incurred related to this unsuccessful equity offering process, which costs would have been recorded as a reduction of additional paid in capital from the offering had the offering been completed.

         We can not predict the outcome of the SEC's investigation. Regardless of the outcome, however, it is likely that we will incur substantial costs and the investigation will cause a diversion of our management's time and attention.

         Recently, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of E&Y to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expense necessary to integrate those assets into our operations.

7. COMMITMENTS AND CONTINGENCIES

         As of and subsequent to March 31, 2001, we entered into a letter of intent to purchase one communication site, reflecting an aggregate commitment to pay approximately $0.1 million, which is subject to consummation of the transaction pending completion of due diligence efforts and any further negotiation that may result therefrom. In addition, we have completed the acquisition of one communication site for an aggregate purchase price of $0.2 million subsequent to March 31, 2001.

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

8.  SUBSEQUENT EVENTS

         In April 2001, the Company decided to no longer pursue a build to suit contract with a vendor, whereby the vendor was to construct 46 towers for Pinnacle. Consequently $2.4 million of construction related costs, currently capitalized, will be reclassed as a charge to corporate development expense. This non-recurring charge will be recorded in the second quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


         This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (4) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the SEC on April 26, 2001.

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the Motorola Antenna Site Acquisition and to accrue direct costs of the Motorola Antenna Site Acquisition only as the related services were performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, after consultation with our outside auditors at the time, PWC, we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Such treatment was reflected in our subsequent periodic financial statements including those contained in our annual Report on Form 10-K for the year ended December 31, 1999, that contained financial statements audited by PWC. Following an inquiry by the SEC and, after consulting with our new independent auditors, E&Y, we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that related directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

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

         Since our formation in May 1995, we have focused on creating a portfolio of wireless communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando, and Tampa.

         As of March 31, 2001 we have acquired five carrier neutral colocation facilities located in Texas and St. Louis, Missouri for an aggregate purchase price of $68.8 million.

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

         Though we believe carrier neutral colocation facilities are characterized by high growth driven by continuing demand for voice, data, and internet services and can provide a stable and recurring cash flow from a diversified customer base, on August 17, 2000 we announced our intent not to pursue additional colocation facility opportunities, due to, among other things, our limited ability to currently access additional capital in light of the SEC's inquiry discussed elsewhere herein. After further analysis, we have decided not to pursue other colocation facility business opportunities and we are currently considering our options with respect to the facilities we purchased. Such options include continuing to operate the facilities, selling such assets outright, or transferring the properties and contracts to a new entity that would have other equity holders in consideration for debt, equity, cash or a combination thereof.

         The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communication sites and carrier neutral colocation facilities as of March 31, 2001. Non-revenue producing sites are those sites acquired as part of a larger, more profitable acquisition of sites, that are not generating revenue. No value is assigned to non-revenue producing sites.


                                            Revenue Producing Sites
                       -----------------------------------------------------------------     Non-Revenue                Acquisitions
                       Owned     Managed     Leased     Built    CoLocation     Subtotal        Sites       Total        Completed
                       -----     -------     ------     -----    ----------     --------     -----------    ------     -------------
1995                      29         --         --         4          --             33             --          33            13
1996                     119         --         --         4          --            123             --         123            49
1997                     134         --         --        22          --            156             --         156            72
1998                     517         --         --        47          --            564             --         564            82
1999                     858        584        858        23          --          2,323            722       3,045           130
2000                     699        (19)        78         5           5            768            434       1,202           226
1st Quarter 2001           1          5        (30)       --          --            (24)            --         (24)            1
                      ------       ----       ----      ----       -----         ------         ------      ------         -----
Total                  2,357        570        906       105           5          3,943          1,156       5,099           573
                      ======       ====       ====      ====       =====         ======         ======      ======         =====

         Since March 31, 2001, we have completed one acquisition of one communication site for an aggregate purchase price of $0.2 million. In addition, as of and subsequent to March 31, 2001, we entered into one letter of intent to purchase one communication site that we currently believe is probable to close, reflecting an aggregate commitment to pay approximately $0.1 million. This probable acquisition is subject to conditions of a closing and consummation of a transaction pending completion of due diligence efforts and any further negotiation, which may result therefrom. We have identified additional potential acquisition sites that we are not currently actively pursuing because of our limited ability to currently access capital discussed elsewhere in this report. However, should we become able to access additional capital on reasonable terms, we would likely resume efforts to evaluate acquiring those and other sites.

         We believe that significant opportunities for growth exist by maximizing the use of our existing and future communication sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites. We believe that "same site" organic revenue growth on owned communications sites is a meaningful indicator of the quality of these sites and our ability to generate incremental revenue on such sites. It is measured by comparing the run rate revenue of our owned communications sites at the end of a period to the run rate revenue for the same owned communications sites at the end of the prior period.

         "Same-site" organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers. Taking into consideration new leases written as of December 31, 2000, we experienced "same site" revenue growth, gross, of approximately 19.4% for the year ended December 31, 2000 on the base of communications sites we owned as of December 31, 1999. For the twelve month period ended March 31, 2001, we experienced "same site" organic revenue growth on those communications sites we owned as of March 31, 2000 at the following rates:

                                           Owned       All
                                           Sites      Sites
                                           -----      -----
         Gross new revenues                17.3%      20.1%
         Net of cancellations              11.7%      10.9%

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

         The new revenue rates remain strong compared to our 2000 results. We have experienced strong new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR (specialized mobile radio). In addition, we experienced rapid growth in our new business from the new technology market segments, which include data, LMDS, wireless internet, satellite radio and 911 location customers, during the three-month period ended March 31, 2001. We expect that strong new lease activity with respect to our telephony customers will continue as they continue their aggressive build-outs, and we also look for our new technology customers to provide increasingly more significant contributions to our new revenues as they become a larger part of our overall business. These new technology customers are attracted to most of our communication sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations.

         The "net of cancellations" rates above reflect churn at rates significantly greater than those we have previously experienced. These greater churn rates result primarily from one customer's deconstruction of its analog SMR network and the effects of certain private land mobile tenants shifting to using one of the many commercial wireless services now available. We have substantially less exposure now to churn related to deconstruction of analog sites and we expect that the churn from the smaller land mobile tenants will level out soon and that churn from paging customers will remain relatively stable.

         In addition to the tenant lease churn we have discussed above, we are also experiencing a level of pressure on our revenue base from competitors for the rooftop management business. As these contracts come up for renewal with the property owners, we are experiencing instances where certain other companies, who compete with us for the right to manage these rooftops, are offering to manage these sites for a significantly lower gross margin after rent expense only, than we feel it is appropriate for us to compete with. Our strategy is to own and manage sites where we can make substantial operating margins, as indicated by our results of operations, and we do not desire to dilute our operating margins for the sake of competing against companies aggressively pricing this service to rooftop owners. Therefore, we have made decisions not to renew a number of these contracts. As a result, our revenue base has been impacted as of March 31, 2001 as compared to March 31, 2000 by approximately $2.3 million on an annualized run rate basis by these decisions. The historical gross margins before depreciation and amortization on these sites have typically run in the 50% range. To compete with these competitors offering this service at only a 15% gross margin after rent expense is not consistent with our operating and growth strategies. As of March 31, 2001, we operated 365 rooftop sites under management rights agreements, which represented 9.3% of our total portfolio of revenue producing sites at that date. Our annualized run rate revenues from these sites as of March 31, 2001 was $10.1 million, or 5.3% of total annualized run rate revenues from all sites as of March 31, 2001. Run rate gross margins, estimated based on historical results for the three months ended March 31, 2001, on these sites average 57.7%, so these sites represent 3.9% of our total run rate gross margins as of March 31, 2001. In light of these recent competitive pressures, it is difficult to ascertain at this time the effects, if any, this competition will have on our revenues from rooftops we manage under management rights agreements and resulting gross margins before depreciation and amortization in the future.

         We have generated net losses since inception and at March 31, 2001, had an accumulated deficit totaling approximately $276.3 million. Due to our plans to continue to grow the business predominantly through acquisitions at such time as additional capital becomes available to us on attractive terms, it is expected that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, this growth through acquisitions will continue to result in significant corporate development expenses. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of March 31, 2001, our annualized run rate revenue was approximately $190.9 million.

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

         The total of our Motorola Antenna Site Acquisition pre and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 million of which was incurred post-closing. Such efforts did not reveal any unanticipated information regarding matters that had a material adverse effect on our operations and liquidity. However, it is possible that if such matters are discovered in the future, it is possible that we could encounter issues that could have a material negative impact on our operations and liquidity.

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

         Prior to the Motorola Antenna Site Acquisition, we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs than owned towers, primarily as a result of higher rental costs related to revenue sharing with the site owners. In addition, on leased sites, we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to Pinnacle Towers III Inc. ("PT III") in exchange for $9.8 million of nonvoting convertible preferred stock, approximately 9% of the outstanding voting common stock, and a $39.2 million convertible promissory note, in order to minimize the risk that the ownership of or income from such assets might negatively affect our qualification as a REIT. Certain of our executive officers owned the remaining outstanding voting common stock of PT III until March 2001 when PT III became a wholly owned subsidiary by us. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PT III agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         During 2000, we invested funds in Pinnacle Towers IV Inc. ("PT IV"), which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12 million in PT IV, we received a $9.6 million PT IV convertible promissory note, $2.4 million of PT IV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT IV. Certain of our officers owned the remaining outstanding voting common stock of PT IV until March 2001 when PT IV became wholly owned by us. We also agreed to make our personnel, facilities, and general and administrative overhead available to PT IV, and PT IV agreed to reimburse us for our costs incurred in doing so.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PT III had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorable with respect to such assets and income, PT III did not elect to be taxed as a REIT for the 2000 calendar year because the non-REIT income received by PT III as a result of the acquisitions on non-REIT qualifying assets which it made during 2000 prevent PT III from satisfying certain of the gross income requirements for REIT qualification.

         We have taken several actions during 2001 to restructure our investments in PT III and PT IV in order to comply with changes in the REIT tax law which became effective on January 1, 2001. Such restructuring will also permit the REIT qualifying assets and income of PT III, which were the subject of PT III's favorable July 18, 2000 ruling of the Internal Revenue Service, to fall under our REIT election. PT III transferred substantially all of its non-REIT qualifying assets to Pinnacle Towers V, Inc. ("PT V"), a wholly owned subsidiary of PT III. We also agreed to make our personnel, facilities and general and administrative overhead available to PT V, and PT V agreed to reimburse us for our costs incurred in doing so. Following such transfer, we acquired all of the PT III voting common stock owned by certain officers of Pinnacle, upon which PT III, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PT III will be considered as ours and covered by our REIT election on and after the date on which PT III became wholly owned by us. We and PT V jointly elected a treat PT V as a "taxable REIT subsidiary." We and PT IV jointly elected to treat PT IV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PT IV, we acquired all of the outstanding voting common stock of PT IV owned by certain of its officers, thereby making PT IV a wholly owned "taxable REIT subsidiary" of ours.

         During 2000, and the three-month period ending March 31, 2001, we made investments in a subsidiary we formed to do business in the United Kingdom. As of March 31, 2001 we owned an approximately 87% interest in that subsidiary. The business of this subsidiary is the acquisition and operation of communications tower sites. In some cases, the sites have towers located on them, and in other cases, we expect to construct towers on the sites we have acquired. As of March 31, 2001, we have invested a total of $8.4 million in this subsidiary. We do not expect that this business will become a significant part of our overall business operations. Currently, we expect that our investment in this business will be limited to less than $12.5 million. We have recently had discussions with third parties concerning their potential investment in this business. Such an investment could result in our retaining a minority interest in that subsidiary and no longer controlling it. The results of operations are reported on a consolidated basis with the minority interest disclosed.

RESULTS OF OPERATIONS

         The following table sets forth, for the quarterly periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.


                                                                     March  31, 2000      March 31, 2001
                                                                       (unaudited)         (unaudited)
                                                                     ---------------      --------------
Statement of Operations Data:
Revenue                                                                  100.0%               100.0%
Direct operating expenses, excluding depreciation and amortization        35.9%                36.4%
Gross margin, excluding depreciation and amortization                     64.1%                63.6%
Other expenses
     General and administrative                                            5.2%                 6.8%
     Corporate development                                                16.5%                14.2%
     State franchise, excise and minimum taxes                             0.9%                 1.0%
     Depreciation and amortization                                        62.0%                68.2%
Loss from operations                                                     -20.6%               -26.6%
Interest expense                                                          22.0%                36.4%
Amortization of original issue discount and debt issuance costs           16.1%                14.9%
Foreign currency translation gain (loss)                                   0.0%                 0.8%
Minority interest in net loss of subsidiary                                0.0%                -0.2%
Income tax benefit                                                         0.0%                 0.6%
Net loss                                                                 -58.6%               -77.8%


     Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

         Revenues increased by $8.4 million, or 20.9%, to $48.3 million for the three-month period ended March 31, 2001 from $39.9 million for the three-month period ended March 31, 2000. This additional revenue is mainly attributable to the acquisition and construction of 797 sites since April 1, 2000. They are as follows: 796 sites during the last three quarters of 2000 and one site during the first quarter of 2001. A portion of the revenue increase is related to same-site organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $3.2 million or 22.4% to $17.6 million for the three-month period ended March 31, 2001 from $14.3 million for the three-month period ended March 31, 2000. This increase is consistent with the acquisition and construction of the 797 sites discussed above. Direct operating expenses as a percentage of revenue increased to 36.4% for the three-month period ended March 31, 2001 from 35.9% for the three-month period ended March 31, 2000. The percentage increase is primarily a result of the change in mix of sites to include more managed and leased sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, these sites are generally financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased for the three-month period ended March 31, 2001 to $3.3 million from $2.1 million for the three-month period ended March 31, 2000. The increase in expenses are from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth plus the effects of an increase in the overall professional fees expenses due to our change in auditors in connection with completing our Form 10-K for the year ended December 31, 2000. As a percentage of revenue, general and administrative expenses increased to 6.8% of revenue for the three month period ended March 31, 2001 from 5.2% for the three month period ended March 31, 2000 reflecting a higher growth in expenses relative to revenues. The increase in percentage is from the leveling of revenue growth resulting from our diminished acquisition activity starting in the fourth quarter of 2000 resulting from our current inability to access additional capital from the equity and debt markets on terms we believe are attractive due to the ongoing SEC investigation which began during the third quarter of 2000.

         Corporate development expenses increased by $0.3 million or 4.5% to $6.9 million for the three-month period ended March 31, 2001 from $6.6 million for the three-month period ended March 31, 2000. This increase is due to an increase in the overall professional fees expenses due to our change in auditors in connection with completing our Form 10-K for the year ended December 31, 2000, offset by minor decreases resulting from headcount reductions that occurred in our acquisitions and construction departments due to our current inability to access additional capital through equity and debt markets on terms we believe are attractive. Depending upon the anticipated timing of our ability to gain access to additional capital through equity and debt markets on terms we believe are attractive, further headcount reductions may occur which will primarily effect corporate development expenses, with related less significant impacts on our general and administrative expenses, in future periods. Corporate development expenses decreased as a percentage of revenue to 14.2% for the three-month period ended March 31, 2001 compared to 16.5% for the three-month period ended March 31, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.5 million for the three month period ended March 31, 2001 from $0.4 for the three month period ended March 31, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased 100.2% to $17.6 million for the three month period ended March 31, 2001 from $8.8 million for the three month period ended March 31, 2000. The increase is attributable to the adoption of SFAS No. 133 which resulted in the Company recording an additional $5.5 million of interest expense for the three month period ended March 31, 2001. Of the total, $5.0 million represents the additional decline in the fair value of the interest rate swap agreement as of March 31, 2001 and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive income (loss). Another portion of the increase is due to a $4.0 million decrease in interest income from $4.5 million for the three month period ended March 31, 2000, to $0.5 million for the three month period ended March 31, 2001, that is presented as an offset interest expense.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had a net working capital deficit of $3.6 million and net working capital of $21.9 million as of March 31, 2001 and December 31, 2000, respectively. Our ratio of total debt to stockholders' equity was 1.8 to 1.0 at March 31, 2001 and 1.7 to 1.0 at December 31, 2000.

         Senior Credit Facility

         Our Senior Credit Facility provides us with a $285 million revolving line of credit, with an uncommitted increase option which could increase the revolving line of credit to $435 million, a $125 million term loan and a $110 million term loan, for a total availability of up to $670 million, of which $520 million (including letters of credit) is currently committed (the "Senior Credit Facility"). Under our revolving line of credit, we may make borrowings and repayments until June 30, 2006. Under one term loan, advances must be repaid in full by June 30, 2006. In addition, after June 30, 2001 scheduled quarterly reductions in the commitment amount begin and continue through June 30, 2006, at which time the commitment will be reduced to zero. Based on commitment and availability levels as of March 31, 2001 we anticipate that the initial payments on the revolving line of credit will be required during 2003. Quarterly principal payments on the term loans begin September 30, 2001. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term. Outstanding balance under the $125 million and $110 million term loans, $235 million as of March 31, 2001, are scheduled to be paid in full by June 30, 2006 and 2007, respectively. Advances under our Senior Credit Facility have been used primarily to fund acquisitions and construction of new communications sites. As of March 31, 2001, approximately $260 million of the borrowings under our Senior Credit Facility at various variable interest rates were effectively hedged against changes in interest rates pursuant to the interest rate swap agreements we have entered into as required by the Senior Credit Facility. The balance of such borrowings are at various variable interest rates and are not subject to any interest rate swap agreements or similar hedges.

         As of March 31, 2001, we had $92.2 million available under our Senior Credit Facility, after giving effect to approximately $35.6 million of outstanding letters of credit, which reduced availability under our Senior Credit Facility. As a result of a covenant in the indenture governing our Senior Discount Notes, currently we can only access additional availability under our Senior Credit Facility to fund acquisitions, and we can only borrow an amount such that the ratio of our debt to cash flow (as calculated pursuant to such indenture) does not increase as a result of such acquisition. Typically, this will require that we fund a significant portion of most acquisitions with our cash, the extent of which is determined by the disparity between the cash flow multiple we pay for the acquisition and the leverage ratio covenant in effect under the Senior Credit Facility. Effective April 30, 2000, the Senior credit Facility requires that 50% - 75% of certain annual excess cash flows (as defined by the Senior Credit Facility agreement) be used to pay-down balance outstanding under the revolving line of credit.

         For the fiscal quarter ended December 31, 2000, the Company was not in compliance with two financial ratio covenants under its bank loan agreement. In April 2001 we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The following table summarizes the initial covenant requirements and the amended requirements for the period ended December 31, 2000, and the Company's actual ratios at the respective dates:

                                                                                          Amended
         Covenant                                 Original Requirement     Actual       Requirement
         --------                                 --------------------  ------------    ------------
         Leverage Ratio..........................    <5.00 to 1.00      5.05 to 1.00    <5.40 to 1.0
         Pro Forma Debt Service Coverage Ratio...    >1.25 to 1.00      1.20 to 1.00    >1.10 to 1.0

         The waiver also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for the periods subsequent to the date of the waiver. The amendment did not adjust the above ratio requirements for future measurement dates. The above ratio requirements for the March 31, 2001 measurement date are 4.75 to 1.00 and 1.25 to 1.00 for the leverage and pro forma debt service coverage ratios, respectively. Additionally, fees paid of $1.0 million to the banks as a result of this amendment will be deferred and amortized over the remaining term of the underlying debt agreement. Based upon the Company's projections for 2001, management believes that the Company will be in compliance with its financial covenants during the next year.

         In February 2001, we entered into an amendment to our Senior Credit Facility which adjusted substantially all of our ratio covenants, primarily aimed at lessening requirements for covenant periods in 2001. In addition to the covenant changes, the amendment also changed permitted levels of investment in our Canadian and UK subsidiaries. In consideration for the amendment, we paid the lenders in our Senior Credit Facility a fee equal to 25 basis points, plus we agreed to increase the pricing grid by 25 basis points for 2001.

         Senior Discount Notes

         In March 1998, we completed the offering of the Senior Discount Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our Senior Credit Facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Senior Discount Notes were issued under the Senior Discount Notes Indenture and will mature on March 15, 2008. Cash interest is not payable on the Senior Discount Notes prior to March 15, 2003. Thereafter, the Senior Discount Notes will require semiannual cash interest payments of $16.25 million.

         Convertible Notes

         On March 22, 2000, we completed a private placement of $200 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our Senior Credit Facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the Convertible Notes on March 15 and September 15 of each year. The Convertible Notes will mature on September 15, 2007 unless previously redeemed or repurchased. The Convertible Notes are convertible into Pinnacle's common stock at the option of the Convertible Note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the Convertible Notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of our common stock issuable upon conversion of the Convertible Notes. While the Staff of the Division of Corporate Finance of the SEC initially indicated it was not going to review the registration statement that we had filed prior to the SEC's Division of Enforcement, in mid-September the SEC indicated it would have comments for us on the registration statement. In connection with addressing SEC comments on that registration statement and responding to the SEC's investigation, we changed independent auditors and restated certain of our historical financial statements, as described elsewhere herein.

         Under the terms of the Registration Rights Agreement, because the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increases by 0.5%. Because the registration statement was not declared effective by December 17, 2000, the rate on the Convertible Notes increased by an additional 0.5%. The rate on the notes will not increase to greater than 6.5% under the terms of the Registration Rights Agreement and will revert to 5.5% upon effectiveness of our registration statement. We are currently actively pursuing the effectiveness of that registration statement.

         Other Indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of March 31, 2001, we had outstanding, in the aggregate amount, $29.9 million of seller notes bearing interest at rates ranging from 8.0% to 13.0% per annum.

         Public Offerings

         On January 24, 2000, we completed the January Offering, which was a secondary offering of common stock whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds from the January Offering of approximately $283 million. The proceeds from the January Offering were invested initially in short-term liquid securities and were used along with borrowings made under the Senior Credit Facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of March 31, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital investments, including acquisitions, for the three month period ended March 31, 2001 were $17.2 million, compared to $180.2 million in the comparable 2000 period. Depending on availability of additional capital, we expect that we may make substantial additional capital investments for acquisitions, construction and upgrading of additional towers in 2001. We currently estimate that we will make additional capital investments in 2001 of at least $32.8 million. To the extent we commit to complete additional significant acquisition opportunities beyond those we have identified and currently believe it is probable that we will complete, that amount may increase materially.

         We believe that the availability under our Senior Credit Facility, cash flow from operations and existing cash balances will be sufficient to meet working capital requirements for existing properties. Among the factors affecting our ability to complete all probable acquisitions are the availability of financing from our lenders and other sources of public or private debt and equity. As discussed elsewhere herein we have found accessing capital on attractive terms to be a challenge. We had to discontinue an equity offering during the third quarter of 2000. Additionally, we have had to significantly scale back our previous communications site acquisition plans, and have had to discontinue our efforts to actively enter the colocation facilities business.

         As of March 31, 2001, we estimate that we had cash on hand, borrowings available under our senior credit facility and excess cash flow from operations to be able to pursue approximately $50.0 million of additional acquisition opportunities over the next nine months. However, in light of our current inability to access additional capital on terms we believe are attractive, unless we secure additional capital we will likely pursue acquisition opportunities of a significantly lesser amount during that period.

         We have previously announced our intent not to pursue other colocation facility business opportunities, due to, among other things, our limited ability to currently access additional capital in light of the SEC's inquiry discussed elsewhere herein. We continue to consider our options with respect to the facilities we purchased. Such options include continuing to operate the facilities, selling such assets outright, or transferring the properties and contracts to a new entity that would have other equity holders in consideration for debt, equity, cash or a combination thereof. We paid approximately $68.8 million for such assets. Currently, we have not been given reason to believe that if we dispose of those assets we will not recover at least that amount on the disposition of those assets. However, we can not be certain at this time of the net amount of funds we might realize from any disposition of those assets should we receive an attractive offer from an interested buyer, nor the timing of any such disposition. Accordingly, we will continue to operate these assets until such time as we make a determination to dispose of them on terms we determine are reasonable to us.

         Our Senior Credit Facility does not require any portion of any proceeds from any sale of the colocation facilities assets that may occur to be used to repay debt, so long as such proceeds are reinvested in permitted acquisitions or capital expenditures within 180 days of the sale transaction. However, if any such sale were to occur, we may consider applying some portion of the proceeds from such sale (potentially at least $38.2 million the initial amount borrowed to purchase such facilities) to repay debt under our Senior Credit Facility to maintain appropriate post-sale leverage ratios. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of our currently available sources, we will be required to obtain additional financing. There can be no assurance that such financing will be commercially available or be permitted by the terms of our existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current revised business strategy. Should we become able to access additional capital on attractive terms, we would revise our business strategy to increase the rate that we acquire communication sites.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 2001, the Company adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require the Company to recognize all derivative instruments in the balance sheets at the fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the first quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the first quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in the Company recording a transition adjustment to recognize its derivative instruments at fair value and to recognize the change in fair value of its derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to other comprehensive income (OCI) of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of the Company's interest rate swap agreement. The Company estimated that it would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         The earnings impact recorded during the three month period ending March 31, 2001, relating to this interest rate swap was approximately $5.5 million and is recorded in interest expense in the Unaudited Condensed Consolidated Statement of Operations. Approximately $5.0 million represents the additional decline in the fair value of the interest rate swap agreement as of March 31, 2001 and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive income (loss).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         We are exposed to market risks from changes in interest rates earned on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of March 31, 2001 and December 31, 2000, pursuant to the requirements of our Senior

Credit Facility, we had $392.2 million and $392.4, respectively, in long-term debt subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both periods. The remaining $499.6 million and $493.9 million of long term debt as of March 31, 2001 and December 31, 2000, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $132.2 million and $132.4 million as of March 31, 2001 and December 31, 2000, respectively.

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325.0 million under the Notes, $200.0 million under the Convertible Notes, and $392.2 million under our Senior Credit Facility as of March 31, 2001:

                                                                        Expected Maturity Date
                                             -----------------------------------------------------------------------------
                                                2001         2002         2003         2004          2005      Thereafter
                                             ----------   ----------   ----------   ----------    ----------   -----------
Liabilities
Long-term Debt
  Fixed Rate (7.97%)                                 --           --           --           --            --   525,000,000
  Variable Rate (Weighted Average
    Interest Rate of 9.04%)                  13,600,000   19,850,000   44,611,636   81,148,368    92,064,055   140,885,621

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

INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and the three months ended March 31, 2001, inflation did not have a significant effect on our results in such periods.

PART II. OTHER INFORMATION

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

         Recently, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of E&Y to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

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

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

ITEM 5.           OTHER INFORMATION.

         Pinnacle Towers III Inc. ("PT III") and Pinnacle Towers IV Inc.("PT
IV")

         We are taxed as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. The Federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of, or the income we derive from, certain assets may negatively affect our qualification as a REIT, we have acquired and held certain non-REIT qualifying assets, as well as certain potentially non-REIT qualifying assets, through our subsidiaries, PT III and PT
IV. From the date of organization until March 2001, we have owned substantially all of the equity interests in each of PT III and PT IV in the form of nonvoting convertible preferred stock, as well as approximately 9% of the voting common stock. Certain of our officers have owned the remaining outstanding voting common stock of PT III and PT IV until March 2001, when both PT III and PT IV became wholly owned by us. In addition, we have made loans in significant amounts to each of PT III and PT IV in exchange for convertible notes.

         Pending the issuance by the Internal Revenue Service of a private letter ruling regarding whether the rooftop license and lease agreements included in the assets which we acquired from Motorola in August 1999 would constitute REIT qualifying assets and generate REIT qualifying income, we transferred such assets to PT III in the month following our acquisition of such assets from Motorola. In connection with the transfer, we received a $39.2 million convertible promissory note, $9.8 million in nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT III. Certain of our officers owned the remaining outstanding voting common stock of PT III until March 2001 when PT III became wholly owned by us. The convertible promissory note accrued interest at the rate of 13% per annum with interest payable quarterly and all principal and accrued interest due and payable within 30 days after demand. The nonvoting convertible preferred stock accrued dividends at 18% per annum, payable quarterly. The terms of PT III's certificate of incorporation limited PT III's ability to borrow money, pledge its assets, issue additional securities, make distributions to shareholders, purchase or sell assets, enter into transactions with affiliates or take certain other actions without seeking approval from its common shareholders, and its ability to issue or redeem certain securities, make certain distributions, enter into certain transactions with affiliates or sell, lease or dispose of a majority of its assets without the approval of the holders of the convertible preferred stock was limited.

         During calendar year 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and made additional loans to PT III in exchange for approximately $10.0 million of additional convertible promissory notes of PT III. The terms of such nonvoting convertible preferred stock and convertible promissory notes were the same as those described above which were issued to us by PT III during 1999 in connection with our transfer to PT III of the rooftop license and lease agreements acquired from Motorola. PT III utilized the funds it received to acquire communications site management contracts and related assets and all of the stock of two corporations engaged primarily in the management of communication sites on behalf of third party property owners. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying.

         During calendar year 2000, we invested funds in PT IV, which PT IV used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12 million in PT IV, we received a $9.6 million PT IV convertible promissory note, $2.4 million of PT IV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT IV. Certain of our officers owned the remaining outstanding voting common stock of PT IV until March 2001 when PT IV became wholly owned by us. The terms of the convertible promissory notes and nonvoting convertible preferred stock of PT IV which were issued to us were the same as the terms of the convertible notes and nonvoting convertible preferred stock of PT III described above. The certificate of incorporation of PT IV contains the same limitations as those which are described above and contained in the certificate of incorporation of PT III.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PT III had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorably with respect to such assets and income, PT III did not elect to be taxed as a REIT for the 2000 calendar year because the non-REIT income received by PT III as a result of the acquisitions of non-REIT qualifying assets which it made during 2000 prevent PT III from satisfying certain of the gross income requirements for REIT qualification.

         We took several actions during the first quarter of 2001 to restructure our investments in PT III and PT IV in order to comply with changes in the REIT tax law which became effective on January 1, 2001. Such restructuring will also permit the REIT qualifying assets and income of PT III, which were the subject of the July 18, 2000 favorable ruling issued to PT III by the Internal Revenue Service, to fall under our REIT election. PT III transferred substantially all of its non-REIT qualifying assets to Pinnacle Towers V Inc. ("PT V"), a wholly owned subsidiary of PT III. Thereafter, we acquired all of the PT III voting common stock owned by certain officers of Pinnacle, upon which PT III, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PT III will be considered as ours and covered by our REIT election on and after the date on which PT III became wholly owned by us. We and PT V jointly elected to treat PT V as a "taxable REIT subsidiary." We and PT IV jointly elected to treat PT IV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PT IV, we acquired all of the outstanding voting common stock of PT IV owned by certain of its officers, thereby making PT IV a wholly owned "taxable REIT subsidiary" of ours.

         Each of PT III, PT IV and PT V has entered into a cost and expense sharing and reimbursement agreement with us, pursuant to which we have provided and will continue to provide personnel, facilities and general administrative services and overhead to each of PT III, PT IV and PT V, in return for which each such company has agreed to reimburse us for our cost and expense allocable thereto. Each of PT III, PT IV and PT V is required to guarantee our Senior Credit Facility (as defined herein) and each is required to grant a security interest in all of its assets to secure such guarantee.

         The Board of Directors of Pinnacle (excluding our officers who own PT III and PT IV common stock, who abstained) approved each of the above transactions with PT III, PT IV and PT V and determined both that such transactions were in our best interest and that such transactions were on terms no less favorable to us than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with us.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) Reports on Form 8-K. Pinnacle filed a Form 8-K with the SEC on December 22, 2000 regarding the declaration of a dividend distribution of one preferred stock purchase right for every outstanding share of common stock, par value $.001 per share of the Company to stockholders of record at the close of business on January 12, 2001. Pinnacle filed a Form 8-K with the SEC on March 21, 2001 regarding the approval of a change in Pinnacle's independent accountant to E&Y for the fiscal year ended December 31, 2000 and the dismissal of PWC as Pinnacle's independent accountant upon completion of the audit of Pinnacle's December 31, 1999 restated financial statements. Pinnacle filed an amended Form 8-K with the SEC on April 26, 2001 reporting that E&Y, rather than PWC will audit the Company's restated financial statements for the fiscal year ended December 31, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Pinnacle Holdings Inc.


Date May 15, 2001    By: /s/ Steven R. Day
                        --------------------------------------------------------
                        Steven R. Day
                        Chief Operating Officer, Chief Financial Officer
                        Vice President and Secretary

                        Duly Authorized Officer and Principal Financial Officer.

                                  EXHIBIT INDEX

EXHIBIT NO.                                  DESCRIPTION
-----------                                  -----------

3.1               Amended and Restated Certificate of Incorporation of the Company(1)

3.2               Bylaws of the Company(1)

10.1              Fifth Amendment to Fifth Amended and Restated Credit Agreement(2)

10.2              Stock Purchase Agreement by and among Pinnacle Towers Inc., and Robert
                  J. Wolsey and Steven R. Day(2)

10.3              Stock Purchase Agreement by and among Pinnacle Towers Inc., and Robert
                  J. Wolsey and Steven R. Day(2)

10.4              Cost and Expense Sharing and Reimbursement Agreement between Pinnacle
                  Towers Inc. and Pinnacle Towers V Inc. dated March 21, 2001(2)

         (1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on April 1, 1998 (SEC file no. 333-49147).

         (2) Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the SEC on April 26, 2001.