Form 10-Q
period 2001-06-30
PINNACLE HOLDINGS INC
filed 2001-08-14
CIK 1058986

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM              TO
                                         ------------    --------------

                         COMMISSION FILE NUMBER 0-24773

                             PINNACLE HOLDINGS INC.

     INCORPORATED IN DELAWARE I.R.S. EMPLOYER IDENTIFICATION NO. 65-0652634

             301 NORTH CATTLEMEN ROAD, SARASOTA, FLORIDA 34232-6427

                            TELEPHONE: (941) 364-8886

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

At August 13, 2001, Registrant had outstanding 48,430,593 shares of $.001 par value common stock.

                                                                                                                 PAGE
                                                                                                                 -----
PART I.       FINANCIAL INFORMATION
Item 1.       Financial Statements
              Unaudited Condensed Consolidated Balance Sheets as of December 31, 2000 and June 30, 2001              1
              Unaudited Condensed Consolidated Statements of Operations for the six months ended
                June 30, 2000 and 2001                                                                               2
              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                June 30, 2000 and 2001                                                                               3
              Unaudited Condensed Consolidated Statement of Changes in Stockholders' Equity
                for the six months ended June 30, 2001                                                               4
              Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
                June 30, 2000 and 2001                                                                               5
              Notes to Unaudited Condensed Consolidated Financial Statements                                      6-12

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                            13-24

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                            25

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     26

Item 2.       Not Applicable                                                                                        26

Item 3.       Not Applicable                                                                                        26

Item 4.       Submission of Matters to a Vote of Security Holders                                                   27

Item 5.       Other Information                                                                                     27

Item 6.       Exhibits and Reports on Form 8-K                                                                      27


SIGNATURES                                                                                                          28

EXHIBIT INDEX                                                                                                       29

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements:

                             PINNACLE HOLDINGS INC.
                UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                         December 31,                 June 30,
                                                                                             2000                       2001
                                                                                         ------------               -----------
                                                                                                                    (unaudited)
                                                                                          (in thousands, except per share data)
                            Assets
Current assets:
   Cash and cash equivalents                                                             $    44,233                $    22,910
   Accounts receivable, net                                                                   18,056                     22,590
   Prepaid expenses and other current assets                                                  10,984                     10,727
                                                                                         -----------                -----------
     Total current assets                                                                     73,273                     56,227

Fixed assets, net                                                                          1,307,945                  1,223,718
Leasehold interests, net                                                                      62,482                     44,491
Assets held for sale                                                                              --                     30,346
Deferred debt issue costs, net                                                                18,094                     19,202
Other assets                                                                                   7,813                     11,020
                                                                                         -----------                -----------
                                                                                         $ 1,469,607                $ 1,385,004
                                                                                         ===========                ===========

              Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                                                                      $     4,993                $     5,408
   Accrued expenses                                                                           22,735                     28,200
   Deferred revenue                                                                            6,795                      6,961
   Interest rate swap liability                                                                   --                      8,489
   Current portion of long-term debt                                                          16,868                     28,138
                                                                                         -----------                -----------
     Total current liabilities                                                                51,391                     77,196
Long-term debt                                                                               869,392                    870,269
Other liabilities                                                                             14,400                     14,014
                                                                                         -----------                -----------
                                                                                             935,183                    961,479

Minority interest in subsidiary                                                                  321                        891

Commitments and contingencies (Note 9)                                                            --                         --

Stockholders' equity:
   Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2000 and
     June 30, 2001                                                                                --                         --
   Common Stock, $.001 par value, 100,000,000 shares authorized;
     48,430,593 shares issued and outstanding at
     December 31, 2000 and June 30, 2001                                                          48                         48
   Additional paid-in capital                                                                773,240                    773,231
   Accumulated other comprehensive income (loss)                                                (403)                    (2,556)
   Accumulated deficit                                                                      (238,782)                  (348,089)
                                                                                         -----------                -----------
                                                                                             534,103                    422,634
                                                                                         -----------                -----------
                                                                                         $ 1,469,607                $ 1,385,004
                                                                                         ===========                ===========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                    Six Months Ended
                                                                                                        June 30,
                                                                                         --------------------------------------
                                                                                            2000                       2001
                                                                                         -----------                -----------
                                                                                         (unaudited)                (unaudited)
                                                                                          (in thousands, except per share data)
Revenues                                                                                 $    84,283                $    97,395

Direct operating expenses, excluding depreciation and amortization                            29,303                     36,515
                                                                                         -----------                -----------
Gross margin, excluding depreciation and amortization                                         54,980                     60,880
Other expenses:
  General and administrative                                                                   4,200                     11,983
  Corporate development                                                                       13,522                     12,848
  State franchise, excise and minimum taxes                                                      742                        950
  Depreciation and amortization                                                               51,766                     64,862
  Impairment on assets held for sale                                                              --                     34,563
                                                                                         -----------                -----------
                                                                                              70,230                    125,206
                                                                                         -----------                -----------
Loss from operations                                                                         (15,250)                   (64,326)
Interest expense, net                                                                         16,311                     29,536
Amortization of original issue discount and debt issuance costs                               13,250                     14,760
Loss on disposal of assets                                                                        --                      1,862
Foreign currency transaction loss                                                                 --                        248
Minority interest in net loss of subsidiary                                                       --                       (130)
                                                                                         -----------                -----------
Loss before income tax benefit                                                               (44,811)                  (110,602)
Income tax benefit                                                                                --                      1,295
                                                                                         -----------                -----------
Net loss                                                                                 $   (44,811)               $  (109,307)
                                                                                         ===========                ===========

Basic and diluted net loss per common share                                              $     (0.95)               $     (2.26)
Weighted average number of common shares outstanding                                          47,411                     48,431
                                                                                         ===========                ===========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                   Three Months Ended
                                                                                                        June 30,
                                                                                         --------------------------------------
                                                                                            2000                       2001
                                                                                         -----------                -----------
                                                                                         (unaudited)                (unaudited)
                                                                                          (in thousands, except per share data)
Revenues                                                                                 $    44,359                $    49,120

Direct operating expenses, excluding depreciation and amortization                            14,957                     18,952
                                                                                         -----------                -----------
Gross margin, excluding depreciation and amortization                                         29,402                     30,168
Other expenses:
  General and administrative                                                                   2,107                      8,697
  Corporate development                                                                        6,954                      5,977
  State franchise, excise and minimum taxes                                                      376                        472
  Depreciation and amortization                                                               27,005                     31,962
  Impairment on assets held for sale                                                              --                     34,563
                                                                                         -----------                -----------
                                                                                              36,442                     81,671
                                                                                         -----------                -----------
Loss from operations                                                                          (7,040)                   (51,503)
Interest expense, net                                                                          7,534                     11,812
Amortization of original issue discount and debt issuance costs                                6,824                      7,572
Loss on disposal of assets                                                                        --                      2,016
Foreign currency transaction gain                                                                 --                       (118)
Minority interest in net loss of subsidiary                                                       --                        (52)
                                                                                         -----------                -----------
Loss before income tax benefit                                                               (21,398)                   (72,733)
Income tax benefit                                                                                --                        989
                                                                                         -----------                -----------
Net loss                                                                                 $   (21,398)               $   (71,744)
                                                                                         ===========                ===========

Basic and diluted net loss per common share                                              $     (0.44)               $     (1.48)
Weighted average number of common shares outstanding                                          48,345                     48,431
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

                             PINNACLE HOLDINGS INC.
  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                    (in thousands)

                                                                                            Accumulated
                                                      Common Stock            Additional       Other
                                                   -------------------         Paid-in     Comprehensive  Accumulated  Stockholders'
                                                   Shares       Amount         Capital     Income (Loss)    Deficit       Equity
                                                   ------       ------        ----------   -------------  -----------  ------------
Balance at December 31, 2000                       48,431        $   48         $773,240      $  (403)      $(238,782)    $ 534,103
Unaudited:
Comprehensive income (loss):
  Net loss                                                                                                   (109,307)     (109,307)
  Foreign currency translation gain                                                               849                           849
  Cumulative effect of change in accounting
    for derivative financial instruments,
    net of applicable income taxes                                                             (4,002)                       (4,002)
  Losses (gains) reclassified into earnings
    from other comprehensive income (loss)
    net of applicable income taxes                                                              1,000                         1,000
                                                                                                                          ---------
  Total comprehensive loss                                                                                                 (111,460)

Repurchase of common stock                                                            (9)                                        (9)
                                                   ------        -----          --------      -------       ---------     ---------
 Balance at June 30, 2001                          48,431        $  48          $773,231      $(2,556)      $(348,089)    $ 422,634
                                                   ======        =====          ========      =======       =========     =========


The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Six Months Ended
                                                                                                        June 30,
                                                                                         --------------------------------------
                                                                                            2000                       2001
                                                                                         -----------                -----------
                                                                                         (unaudited)                (unaudited)
                                                                                                     (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                 $   (44,811)               $  (109,307)
Adjustments to reconcile net loss to net cash provided
   by operating activities:
       Depreciation and amortization                                                          51,766                     64,862
       Amortization of original issue discount and debt issuance costs                        13,249                     14,758
       Income tax benefit                                                                         --                     (1,367)
       Reserve for doubtful accounts                                                             373                      1,300
       Disposal of fixed assets                                                                   --                      1,862
       Impairment of capitalized acquisitions and construction costs                              --                      3,520
       Impairment on assets held for sale                                                         --                     34,561
       Minority share of net loss of subsidiary                                                   --                       (130)
       Change in value of derivative financial instruments                                        --                      5,487
       (Increase) decrease in:
          Accounts receivable, gross                                                          (5,050)                    (5,834)
          Prepaid expenses and other current assets                                           (7,161)                       257
          Other assets                                                                        (2,623)                    (2,327)
       Increase (decrease) in:
          Accounts payable                                                                       (87)                       415
          Accrued expenses                                                                     1,686                      5,465
          Deferred revenue                                                                     4,694                        166
          Other liabilities                                                                      (70)                       122
                                                                                         -----------                -----------
                                                                                              56,777                    123,117
                                                                                         -----------                -----------
Net cash provided by operating activities                                                     11,966                     13,810
                                                                                         -----------                -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Payments made in connection with acquisitions:
          Fixed assets                                                                      (289,138)                   (12,636)
          Net current liabilities acquired                                                       177                         --
       Capital expenditures:
          Fixed assets                                                                       (22,351)                   (20,353)
                                                                                         -----------                -----------
Net cash used in investing activities                                                       (311,312)                   (32,989)
                                                                                         -----------                -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Borrowings under long-term debt, net                                                  277,567                        330
       Repayment of long-term debt                                                          (200,181)                    (1,313)
       Deferred debt issue costs                                                                  --                     (2,630)
       Proceeds from issuance of common stock, net                                           282,874                         (9)
       Minority interest in subsidiary                                                            --                        700
                                                                                         -----------                -----------
Net cash provided by (used in) financing activities                                          360,260                     (2,922)
                                                                                         -----------                -----------
Effect of exchange rate changes on cash                                                          305                        778
                                                                                         -----------                -----------

Net increase (decrease) in cash and cash equivalents                                          61,219                    (21,323)
Cash and cash equivalents, beginning of period                                                94,863                     44,233
                                                                                         -----------                -----------
Cash and cash equivalents, end of period                                                 $   156,082                $    22,910
                                                                                         ===========                ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest                                                                   $    17,657                $    17,969
                                                                                         ===========                ===========
Non-cash Transactions:
       Seller debt issued in acquisition                                                 $     8,989                         --


The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q for the period ending June 30, 2001, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers Inc., Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), Pinnacle Towers V Inc. ("PT V"), and Pinnacle Towers, Ltd.

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., PT III, PT IV, PT V and Tower Systems, Inc. We took several actions during the first quarter of 2001 to restructure our investments in PT III and PT IV in order to take advantage of changes in the REIT tax laws, which became effective on January 1, 2001, as well as to permit the REIT qualifying assets of PT III to fall under the REIT election of Pinnacle Holdings Inc. Pinnacle Towers Inc. acquired all of the voting common stock of PT III and PT IV originally held by certain officers of Pinnacle, upon which PT III became a wholly owned "qualified REIT subsidiary" of Pinnacle Holdings Inc. and PT IV became a wholly owned "taxable REIT subsidiary" of Pinnacle Holdings Inc. Prior to the acquisition described in the preceding sentence, PT III transferred substantially all of its non-REIT qualifying assets to PT V, a wholly owned subsidiary of PT III, and PT V thereupon became a "taxable REIT subsidiary" of Pinnacle Holdings Inc. Pinnacle Towers Inc. has contributed $12.0 million in capital, including $7.5 million during the six months ended June 30, 2001, to a newly created entity, Pinnacle Towers, Ltd., to establish a 91% interest in the entity. Pinnacle Towers, Ltd. will use the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. The financial position, results of operations and cash flows of Pinnacle Towers, Ltd. are consolidated in the financial statements of Pinnacle Holdings Inc. and the minority interest disclosed. All significant intercompany balances and transactions have been eliminated.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material change in information disclosed in the notes to the consolidated financial statements included in Pinnacle's Annual Report on Form 10-K for the year ended December 31, 2000. In the opinion of management, all adjustments (consisting of normal recurring adjustments), as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" considered necessary for the fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's consolidated financial statements and notes thereto included in Pinnacle's Annual Report on Form 10-K for the year ended December 31, 2000.

2. ADOPTION OF SFAS NO. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require us to recognize all derivative instruments in the balance sheets at their fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the second quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the second quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in Pinnacle recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of this transition adjustment was an after-tax reduction to other comprehensive income (OCI) of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of our interest rate swap agreement. We estimated that we would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         We recorded our derivatives as accrued expenses in the unaudited condensed consolidated balance sheet at June 30, 2001, at fair value. The fair value of derivatives used to modify our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the unaudited condensed consolidated statement of operations as the underlying exposure being hedged.

         As a condition of our senior credit facility we are required to enter into and maintain at all times interest hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. Pinnacle enters into interest rate swap agreements to manage the interest rate risk associated with certain of our variable rate debt. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of June 30, 2001, and December 31, 2000, we had one interest rate swap agreement for a notional amount of $260 million that pays interest at a fixed rate of 6.37% and matures on December 31, 2001, and includes an option whereby the counterparty may extend the maturity to December 31, 2002, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130 million.

         Because of the written option feature, the interest rate swap agreement does not meet the criteria to be accounted for as a hedge under SFAS No. 133. Accordingly, the changes in the fair value of this agreement, subsequent to the adoption of the statement on January 1, 2001, are recorded in earnings immediately. The earnings impact recorded during the three and six month periods ending June 30, 2001, relating to this interest rate swap was approximately $0.0 million and $5.5 million, respectively, and is recorded in interest expense in the unaudited condensed consolidated statement of operations. For the three months ended June 30, 2001, approximately $0.5 million represents an increase in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the six months ended June 30, 2001, approximately $4.5 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001 and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

3.       COMPREHENSIVE LOSS

         Total comprehensive loss for the six months ended June 30, 2001, was ($111.5) million, comprising net loss of ($109.3) million, cumulative effect of change in accounting for derivative financial instruments net of taxes of ($4.0) million, offset by a net reduction for foreign currency translation of approximately $0.8 million and approximately $1.0 million in losses reclassified into earnings from other comprehensive loss. Total comprehensive loss was ($44.8) million for the six months ended June 30, 2000.

4.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of June 30, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of June 30, 2001, the applications of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

5.       ACQUISITIONS

         Historically, we have actively acquired communications sites and related real estate assets.

         On August 31, 1999, we consummated the acquisition of the North American Antenna Site Business (the "Motorola Antenna Site Acquisition") of Motorola, Inc., acquiring approximately 1,858 communications sites and related assets from Motorola for $254 million, comprised of $245 million in cash and 418,520 shares of common stock, valued at $9 million, plus fees and initial expenses of approximately $2.2 million. This acquisition results in us having sites in all fifty States and nine Canadian Provinces. We transferred certain of the rooftop communications sites we acquired from Motorola to PT III.

         Included in the initial total purchase price recorded on the acquisition date of the Motorola Antenna Site Acquisition were incurred costs of approximately $2.2 million. These incurred and accrued deal costs were comprised primarily of employee severance and relocation costs, $0.5 million, contract and title work related to telecommunications sites, due diligence and closing costs, $1.7 million. Subsequently, we incurred an additional $24.6 million of costs associated with post-closing work associated with the acquisition, $17.3 million of which we subsequently capitalized and $7.3 million of which we subsequently expensed.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of June 30, 2001, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected in income and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, including the receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.6 million recorded as prepaid expenses and other current assets as of June 30, 2001. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors. As the final amount due us has not yet been agreed upon with Motorola, in finalizing this amount with Motorola we may settle on a different amount. Any significant adjustments to this amount upon settlement will be reflected in income and disclosed accordingly.

         During the year ended December 31, 2000, we completed 226 acquisitions of 1,467 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $405.8 million consisting of $395.8 million in cash and $10.1 million of notes payable to the former communications site owners.

         During the six months ended June 30, 2001, we completed three acquisitions of communications sites and related assets for an aggregate purchase price of $0.4 million.

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

                                                                           Pro Forma Six Months Ended
                                                                    ---------------------------------------
                                                                    (in thousands except per share amounts)
                                                                       June 30, 2000          June 30, 2001
                                                                    ------------------        -------------
                                                                        (unaudited)            (unaudited)
         Revenue                                                        $ 95,599              $  97,394

         Gross margin, excluding depreciation and amortization            64,151                 60,886

         Net loss                                                        (55,682)              (109,303)

         Basic and diluted net loss per share common                    $  (1.17)             $   (2.26)

6.       ASSETS HELD FOR SALE

         On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to Pinnacle's core competency, communications site acquisition and operation. As a result of the adoption of this plan, five colocation properties located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties as of June 30, 2001, was approximately $65.0 million. During the three months ended June 30, 2001, we recognized a write-down adjustment of approximately $34.6 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties. We estimated the fair market value less costs to sell by discounting expected future cashflows using a discount rate commensurate with available risk factors, which is materially consistent with recent third party offers. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale.

         For the six months ended June 30, 2001, excluding the write-down adjustment, these properties had a net operating loss of $1.0 million. The combined properties produced revenues of $3.2 million, had operating expenses of $1.8 million, and tax and depreciation charges of $2.4 million. We are in the process of marketing these properties and foresee being able to dispose of them within a reasonable period.

7.       LONG-TERM DEBT

         Our senior credit facility provides $670 million of financing of which $520 million was committed at June 30, 2001, and December 31, 2000, and $427.8 million and $428.9 million was utilized at June 30, 2001, and December 31, 2000, respectively.

         The senior credit facility indebtedness currently bears interest at variable rates based on LIBOR, plus varying margins. At our option, the senior credit facility indebtedness may instead bear interest at the greater of the Federal Funds effective rate plus .50% or a Prime Rate with varying margins. Advances under our senior credit facility bear interest payable in quarterly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of June 30, 2001, and December 31, 2000, the interest rate was 8.16% and 8.05%, respectively.

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

         For the fiscal quarter ended December 31, 2000, we were not in compliance with two financial ratio covenants under our bank loan agreement. In February 2001, we entered into an amendment to our senior credit facility, which adjusted substantially all of our ratio covenants, primarily aimed at lessening requirements for covenant periods in 2001. In addition to the covenant changes, the amendment also changed permitted levels of investment in our Canadian and UK subsidiaries. In consideration for the amendment, we paid the lenders in our senior credit facility a fee equal to 25 basis points, plus we agreed to increase the pricing grid by 25 basis points for 2001. In April, 2001 we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. Additionally, fees paid of $1.8 million to the banks as a result of this amendment will be deferred and amortized over the remaining term of the underlying debt agreement.

         On March 22, 2000, we completed a private placement of $200 million of the 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the notes and the shares of our common stock issuable upon conversion of the notes, which was declared effective by the Securities and Exchange Commission ("SEC") on June 20, 2001.

         Under the terms of the Registration Rights Agreement, because the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the notes increased by 0.5%. Thereafter, because the registration statement was not declared effective by December 17, 2000, the interest rate on the notes increased by an additional 0.5%. The rate on the notes could not increase to greater than 6.5% under the terms of the Registration Rights Agreement. As a result of the effectiveness of the registration statement on June 20, 2001, the additional interest that began accruing on the notes on September 19, 2000 has ceased accruing.

         As a condition of our senior credit facility we are required to enter into and maintain at all times interest rate hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. We enter into interest rate swap agreements to manage the interest rate risk associated with certain of our variable rate debt. The swap agreements effectively convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. We are exposed to credit losses in the event of non-performance by counter-parties on these agreements, which we do not believe are significant. See Note 2, Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

         Prior to our adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at our option. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three and six month periods ending June 30, 2001, relating to the interest rate swap amounted to $0.0 million and $5.5 million, respectively. For the three months ended June 30, 2001 approximately $0.5 million represents an increase in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the six months ended June 30, 2001 approximately $4.5 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. See Note 2, Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

8.       PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

         Secondary Offerings

         On January 24, 2000, we completed a secondary offering of common stock whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds of approximately $283 million. The proceeds were invested initially in short-term liquid securities and were used with borrowings made under our senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites all of which was used as of June 30, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuances of Stock

         During the six months ended June 30, 2000 and 2001, we issued 54,944 and no shares, respectively, of our common stock upon exercise of various stock options granted to our employees.

         Unsuccessful Offering Costs and SEC Investigation

         We are involved in an SEC investigation and the SEC Staff has requested information from us, our current independent accountants, Ernst & Young LLP ("E&Y") and our former independent accountants, PricewaterhouseCoopers LLP ("PWC"), as part of its investigation. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as Pinnacle's auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

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

         In March 2001, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of E&Y to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expense necessary to integrate those assets into our operations.

9.       COMMITMENTS AND CONTINGENCIES

         As of and subsequent to June 30, 2001, we entered into letters of intent to purchase two communications sites related assets, reflecting an aggregate commitment to pay approximately $0.1 million, which is subject to consummation of the transactions pending completion of due diligence efforts and any further negotiation that may result therefrom. In addition, we have completed one acquisition of communications site related assets for an aggregate purchase price of $0.09 million subsequent to June 30, 2001.

         Pinnacle, its Chief Operating Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering, were recently named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No. 8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000 secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of the towers that Pinnacle had previously acquired and our due diligence investigation relating to the Motorola Antenna Site Acquisition.

         The plaintiffs have also alleged that the directors, and Messrs. Wolsey and Day are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Wolsey and Card, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.

         The plaintiffs have also alleged that Messrs. Day, Wolsey, and Card violated Section 20 of the Securities Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) and Rule 10b-5.

         Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys' and experts' fees, and other relief.

         We intend to respond appropriately and in the best interests of Pinnacle to the consolidated action; however we cannot assure you that we will prevail in such litigation. Securities lawsuits may result in substantial costs, divert management's attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

10.      SUBSEQUENT EVENTS

         Subsequent to June 30, 2001, we approved a plan to reduce our workforce by 14 positions, a 6% reduction from the December 31, 2000, workforce total of approximately 237 full-time employees. We recorded a $0.2 million accrual for these general and administrative charges. We expect that the severance costs will be fully paid by the first quarter of 2002.

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

         We restated our audited financial statements for the year ended December 31, 1999, and our unaudited financial statements for the quarters ended March 31, 2000, June 30, 2000, and September 30, 1999 and 2000, to expense certain costs previously capitalized as direct costs of the Motorola Antenna Site Acquisition and to accrue direct costs of the Motorola Antenna Site Acquisition only as the related services were performed. Direct costs incurred in connection with a purchased business are required to be capitalized and indirect costs are required to be expensed. Determining under available accounting guidance which costs or portions thereof are direct, as opposed to indirect, requires the exercise of a certain amount of judgment. Upon completion of the Motorola Antenna Site Acquisition, after consultation with our outside auditors at the time, PricewaterhouseCoopers LLP ("PWC"), we determined to capitalize all pre- and post-closing costs directly related to the acquisition. Such treatment was reflected in our subsequent periodic financial statements including those contained in our annual Report on Form 10-K that contained financial statements audited by PWC. Following an inquiry by the SEC, and after consideration of comments received from the Division of Corporate Finance at the SEC in connection with our Registration Statement on Form S-11 and consulting with our new independent auditors, Ernst & Young, LLP ("E&Y"), we reconsidered our previous accounting judgment and concluded it was appropriate to capitalize all costs that related directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations. Additionally, we had previously, at the date of the acquisition, accrued estimated direct costs of acquisitions regardless of whether the costs had been incurred as of that date. We have now concluded that such costs should be accrued as the services are incurred.

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

         Colocation facilities are buildings that provide telecommunications service providers, such as incumbent local exchange carriers, competitive local exchange carriers, fiber optic network carriers, Internet backbone providers, application service providers and Internet data centers, square footage space to house their equipment (i.e. switches, servers, routers) and access to an interexchange carrier (typically known as long distance carriers). Independently owned carrier neutral colocation facilities provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to just their own network.

         On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to Pinnacle's core competency, communications site acquisition and operation. As a result of the adoption of this plan, five colocation properties located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties as of June 30, 2001, was approximately $65.0 million. During the three months ended June 30, 2001, we recognized a write-down adjustment of approximately $34.6, million which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties. We estimated the fair market value less costs to sell by discounting expected future cashflows using a discount rate commensurate with available risk factors, which is materially consistent with recent third party offers. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale.

         For the six months ended June 30, 2001, excluding the write-down adjustment, these properties had a net operating loss of $1.0 million. The combined properties produced revenues of $3.2 million, had operating expenses of $1.8 million, and tax and depreciation charges of $2.4 million. We are in the process of marketing these properties and foresee being able to dispose of them within a reasonable period.

         The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communications sites and carrier neutral colocation facilities as of June 30, 2001. Non-revenue producing sites are those sites acquired as part of a larger, more profitable acquisition of sites, that are not generating revenue. Non-revenue producing sites that begin producing revenue, are reclassified into the appropriate category of revenue producing sites. No value is assigned to non-revenue producing sites.

                                      Revenue Producing Sites
                 ----------------------------------------------------------------  Non-Revenue                Acquisitions
                 Owned      Managed      Leased      Built   CoLocation  Subtotal     Sites         Total      Completed
                 -----      -------      ------      -----   ----------  --------  -----------      -----     ------------
1995                29         --          --           4        --          33           --           33          13

1996               119         --          --           4        --         123           --          123          49

1997               134         --          --          22        --         156           --          156          72

1998               517         --          --          47        --         564           --          564          82

1999               858        584         858          23        --       2,323          722        3,045         130

2000               699        (19)         78           5         5         768          434        1,202         226

YTD 2001            48         25         (71)          2        --           4          (53)         (49)          3
                 -----      -----        ----        ----    ------       -----        -----        -----         ---

Total            2,404        590         865         107         5       3,971        1,103        5,074         575
                 =====      =====        ====        ====    ======       =====        =====        =====         ===

         Since June 30, 2001, we have completed one acquisition of communications site related assets for an aggregate purchase price of $0.09 million. In addition, as of and subsequent to June 30, 2001, we entered into two letters of intent to purchase communications site related assets that we currently believe are probable to close, reflecting an aggregate commitment to pay approximately $0.1 million. These probable acquisitions are subject to consummation of the transactions pending completion of due diligence efforts and any further negotiation, which may result therefrom. We have identified additional potential acquisition sites that we are not currently actively pursuing because of our limited ability to currently access capital discussed elsewhere in this report. However, should we become able to access additional capital on reasonable terms, we would likely resume efforts to evaluate acquiring those and other sites.

         We believe that significant opportunities for growth exist by maximizing the use of our existing and future communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites. We believe that "same site" organic revenue growth on owned communications sites is a meaningful indicator of the quality of these sites and our ability to generate incremental revenue on such sites. Organic growth is measured by comparing the run rate revenue of our owned communications sites at the end of a period to the run rate revenue for the same owned communications sites at the end of the prior period.

         "Same-site" organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal, and contractual price escalations for existing customers. Taking into consideration new leases written as of December 31, 2000, we experienced "same site" revenue growth, gross, of approximately 19.4% for the year ended December 31, 2000, on the base of communications sites we owned as of December 31, 1999. For the twelve month period ended June 30, 2001, we experienced "same site" organic revenue growth on those communications sites we owned as of June 30, 2000, at the following rates:

                                            Owned              All
                                            Sites             Sites
                                            -----             -----
         Gross new revenues                 15.3%             15.5%
         Net of cancellations               12.6%             12.2%

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

         The new revenue rates remain strong compared to our 2000 results. We have experienced strong new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR (specialized mobile radio). In addition, we experienced rapid growth in our new business from the new technology market segments, which include data, LMDS, wireless internet, satellite radio and 911 location customers, during the six month period ended June 30, 2001. We expect that strong new lease activity with respect to our telephony customers will continue as they continue their aggressive build-outs, and we also look for our new technology customers to provide increasingly more significant contributions to our new revenues as they become a larger part of our overall business. These new technology customers are attracted to most of our communications sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations.

         The "net of cancellations" rates above reflect tenant lease churn at rates in the third and fourth quarters of 2000, significantly greater than those we have previously experienced. These greater churn rates result primarily from one customer's deconstruction of its analog SMR network and the effects of certain private land mobile tenants shifting to using one of the many commercial wireless services now available. We have substantially less exposure now to churn related to deconstruction of analog sites and we expect that the churn from the smaller land mobile tenants will level out soon and that churn from paging customers will remain relatively stable. Tenant churn in the first six months of 2001 averaged 4.0% as compared to 10.0% in 2000.

         We have generated net losses since inception and at June 30, 2001, had an accumulated deficit totaling approximately $348.1 million. Due to our plans to continue to grow the business predominantly through acquisitions at such time as additional capital becomes available to us on attractive terms, we expect that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, this growth through acquisitions will continue to result in significant corporate development expenses. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of June 30, 2001, our annualized run rate revenue was approximately $193.9 million.

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

         The total of our Motorola Antenna Site Acquisition pre- and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 million of which was incurred post-closing. Such efforts did not reveal any unanticipated information regarding matters that had a material adverse effect on our operations and liquidity.

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

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III in order to minimize the risk that the ownership of, or income from, such assets might negatively affect our qualification as a REIT, and received in exchange $9.8 million of nonvoting convertible preferred stock, approximately 9% of the outstanding voting common stock and a $39.2 million convertible promissory note. Certain of our executive officers owned the remaining outstanding voting common stock of PT III until March 2001 when PT III became a wholly owned "qualified REIT subsidiary" of ours. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PT III agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         During 2000, we invested funds in PT IV, which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12 million in PT IV, we received a $9.6 million PT IV convertible promissory note, $2.4 million of PT IV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT IV. Certain of our executive officers owned the remaining outstanding voting common stock of PT IV until March 2001 when PT IV became a wholly owned "taxable REIT subsidiary" of ours. We also agreed to make our personnel, facilities, and general and administrative overhead available to PT IV, and PT IV agreed to reimburse us for our costs incurred in doing so.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PT III had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorably with respect to such assets and income, PT III did not elect to be taxed as a REIT for the 2000 calendar year because the non-REIT income received by PT III as a result of the acquisitions on non-REIT qualifying assets which it made during 2000 prevented PT III from satisfying certain of the gross income requirements for REIT qualification.

         We have taken several actions during 2001 to restructure our investments in PT III and PT IV in order to take advantage of changes in the REIT tax law which became effective on January 1, 2001. Such restructuring will also permit the REIT qualifying assets and income of PT III, which were the subject of PT III's favorable July 18, 2000, ruling of the Internal Revenue Service, to fall under our REIT election. PT III transferred substantially all of its non-REIT qualifying assets to PT V, a wholly owned subsidiary of PT III. Following such transfer, we acquired all of the PT III voting common stock owned by certain officers of Pinnacle, upon which PT III, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PT III will be considered ours and covered by our REIT election on and after the date on which PT III became wholly owned by us. We and PT V jointly elected to treat PT V as a "taxable REIT subsidiary." We and PT IV jointly elected to treat PT IV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PT IV, we acquired all of the outstanding voting common stock of PT IV owned by certain of our officers, thereby making PT IV a wholly owned "taxable REIT subsidiary" of ours.

         Each of PT III, PT IV and PT V has entered into a cost and expense sharing and reimbursement agreement with Pinnacle Towers Inc., pursuant to which Pinnacle Towers Inc. has provided and will continue to provide personnel, facilities and general administrative services and overhead to each of PT III, PT IV and PT V, in return for which each such company has agreed to reimburse Pinnacle Towers for its cost and expense allocable thereto. Each of PT III, PT IV and PT V is required to guarantee our senior credit facility and each is required to grant a security interest in all of its assets to secure such guarantee.

         During 2000, and the six month period ending June 30, 2001, we made investments in a subsidiary we formed to do business in the United Kingdom. As of June 30, 2001, we owned an approximately 91% interest in that subsidiary. The business of this subsidiary is the acquisition and operation of communications sites. In some cases, the sites have towers located on them, and in other cases, we expect to construct towers on the sites we have acquired. As of June 30, 2001, we have invested a total of $12.0 million in this subsidiary. We do not expect that this business will become a significant part of our overall business operations. Currently, we expect that our investment in this business will be limited to less than $12.5 million. We have recently had discussions with third parties concerning their potential investment in this business. Such an investment could result in our retaining a minority interest in that subsidiary and no longer controlling it. The results of operations are reported on a consolidated basis with the minority interest disclosed.

RESULTS OF OPERATIONS

         The following table sets forth, for the quarterly periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

                                                                  Six months ended:                Three months ended:
                                                          -------------------------------     ------------------------------
                                                          June 30, 2000     June 30, 2001     June 30, 2000    June 30, 2001
                                                           (unaudited)       (unaudited)       (unaudited)      (unaudited)
                                                          -------------     -------------     -------------     ------------
Statement of Operations Data:
Revenue                                                       100.0%            100.0%            100.0%            100.0%
Direct operating expenses, excluding
     depreciation and amortization                             34.8%             37.5%             33.7%             38.6%
                                                             ------            ------            ------            ------
Gross margin, excluding
     depreciation and amortization                             65.2%             62.5%             66.3%             61.4%
Other expenses
   General and administrative                                   5.0%             12.3%              4.7%             17.7%
   Corporate development                                       16.0%             13.2%             15.7%             12.2%
   State franchise, excise and minimum taxes                    0.9%              1.0%              0.8%              1.0%
   Depreciation and amortization                               61.4%             66.6%             60.9%             65.1%
   Impairment loss on assets held for sale                      0.0%             35.5%              0.0%             70.4%
                                                             ------            ------            ------            ------
Loss from operations                                          -18.1%            -66.1%            -15.8%           -105.0%
Interest expense, net                                          19.4%             30.3%             17.0%             24.0%
Amortization of original issue discount and                    15.7%             15.2%             15.4%             15.4%
Loss on disposal of assets                                      0.0%              1.9%              0.0%              4.1%
Foreign currency translation gain (loss)                        0.0%              0.3%              0.0%             -0.2%
Minority interest in net loss of subsidiary                     0.0%             -0.1%              0.0%             -0.1%
Income tax benefit                                              0.0%             -1.3%              0.0%             -2.0%
                                                             ------            ------            ------            ------
Net loss                                                      -53.2%           -112.4%            -48.2%           -146.2%
                                                             ======            ======            ======            ======

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

         Revenues increased by $13.1 million, or 15.6%, to $97.4 million for the six month period ended June 30, 2001, from $84.3 million for the six month period ended June 30, 2000. This additional revenue is partially attributable to the acquisition and construction of 395 sites since July 1, 2000. They are as follows: 392 sites during the last two quarters of 2000 and three sites during the first two quarters of 2001. The remainder of the revenue increase is related to same-site organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $7.2 million or 24.6% to $36.5 million for the six month period ended June 30, 2001, from $29.3 million for the six month period ended June 30, 2000. This increase is consistent with the increase in revenue from the acquisition and construction of the 395 sites discussed above. Also, the execution of new site management contracts in November 2000, resulted in a $1.4 million increase in site management expenses, and professional fees for mapping, surveys and engineering services increased by $1.3 million over this period. Direct operating expenses as a percentage of revenue increased to 37.5% for the six month period ended June 30, 2001, from 34.8% for the six month period ended June 30, 2000.

         General and administrative expenses increased for the six month period ended June 30, 2001, to $12.0 million from $4.2 million for the six month period ended June 30, 2000. General and administrative expense increased by $4.9 million due to a change in the allocation percentages between general and administrative expense and corporate development expense. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our current inability to access additional capital from the equity and debt markets on terms we believe are attractive due to the ongoing SEC investigation which began during the third quarter of 2000, warrants this change in allocation percentages. Additionally increased staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth plus the effects of an increase in the overall professional fees and expenses due to the ongoing SEC investigative action accounted for the remaining $2.9 million increase. As a percentage of revenue, general and administrative expenses increased to 12.3% of revenue for the six month period ended June 30, 2001, from 5.0% for the six month period ended June 30, 2000, reflecting a higher growth in expenses relative to revenues as well as the effects of the change in allocation between general and administrative expense and corporate development expense.

         Corporate development expense decreased by $0.7 million or 5.0% to $12.8 million for the six month period ended June 30, 2001, from $13.5 million for the six month period ended June 30, 2000. Corporate development expense decreased by $4.9 million due to a change in allocation percentages between general and administrative expense and corporate development expense. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our current inability to access additional capital from the equity and debt markets on terms we believe are attractive due to the ongoing SEC investigation which began during the third quarter of 2000, warrants this change in allocation percentages. This decrease was offset by an increase in expense due to our decision to no longer pursue a build-to-suit contract with a vendor, whereby the vendor was to construct 46 towers for Pinnacle. Consequently, corporate development expenses increased by $3.2 million related to this event and the discontinuance of other unrelated construction projects. Further headcount reductions occurred subsequent to June 30, 2001, as part of a plan to reduce our workforce by 14 positions. These reductions will primarily affect corporate development expenses, with less significant impacts on our general and administrative expenses, in future periods. Corporate development expenses decreased as a percentage of revenue to 13.2% for the six month period ended June 30, 2001, compared to 16.0% for the six month period ended June 30, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.0 million for the six month period ended June 30, 2001, from $0.7 for the six month period ended June 30, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount and interest income, increased 81.1% to $29.5 million for the six month period ended June 30, 2001, from $16.3 million for the six month period ended June 30, 2000. The increase is partially attributable to the adoption of SFAS No. 133 which resulted in us recording an additional $5.5 million of interest expense for the six month period ended June 30, 2001. Of the total, $4.5 million represents the additional decline in the fair value of the interest rate swap agreement as of June 30, 2001, and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. Another portion of the increase is due to a $5.6 million decrease in interest income due to the decline in our interest bearing cash balances, from $6.5 million for the six month period ended June 30, 2000, to $0.9 million for the six month period ended June 30, 2001, that is presented as an offset to interest expense.

         Impairment loss on assets held for sale represents the write-down of the five colocation properties held for sale. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

         Revenues increased by $4.8 million, or 10.7%, to $49.1 million for the three month period ended June 30, 2001, from $44.4 million for the three month period ended June 30, 2000. This additional revenue is partially attributable to the acquisition and construction of 395 sites since July 1, 2000. They are as follows: 392 sites during the last two quarters of 2000 and three sites during the first two quarters of 2001. The remainder of the revenue increase is related to same-site organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal and contractual price escalations for existing customers.

         Direct operating expenses, excluding depreciation and amortization, increased by $4.0 million or 26.7% to $19.0 million for the three month period ended June 30, 2001, from $15.0 million for the three month period ended June 30, 2000. This increase is partially attributable to the increase in revenue from the acquisition and construction of the 395 sites discussed above. Also, the execution of new site management contracts in November 2000, resulted in a $0.7 million increase in site management expenses, and professional fees for mapping, surveys and engineering services increased by $0.9 million over this period. Direct operating expenses as a percentage of revenue increased to 38.6% for the three month period ended June 30, 2001, from 33.7% for the three month period ended June 30, 2000.

         General and administrative expenses increased for the three month period ended June 30, 2001, to $8.7 million from $2.1 million for the three month period ended June 30, 2000. General and administrative expense increased by $4.8 million due to a change in the allocation percentages between general and administrative expense and corporate development expense. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our current inability to access additional capital from the equity and debt markets on terms we believe are attractive due to the ongoing SEC investigation which began during the third quarter of 2000, warrants this change in allocation percentages. Additionally increased staffing required for the increased work volume, increased levels of advertising and marketing expenditures, and other related costs associated with our growth plus the effects of an increase in the overall professional fees and expenses due to the ongoing SEC investigative action accounted for the remaining $1.8 million increase. As a percentage of revenue, general and administrative expenses increased to 17.7% of revenue for the three month period ended June 30, 2001, from 4.7% for the three month period ended June 30, 2000, reflecting a higher growth in expenses relative to revenues as well as the effects of the change in allocation between general and administrative expense and corporate development expense.

         Corporate development expense decreased by $1.0 million or 14.1% to $6.0 million for the three month period ended June 30, 2001, from $7.0 million for the three month period ended June 30, 2000. Corporate development expense decreased by $4.8 million due to a change in allocation percentages between general and administrative expense and corporate development expense. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our current inability to access additional capital from the equity and debt markets on terms we believe are attractive due to the ongoing SEC investigation which began during the third quarter of 2000, warrants this change in allocation percentages. This decrease was offset by an increase in expense due to our decision to no longer pursue a build-to-suit contract with a vendor, whereby the vendor was to construct 46 towers for Pinnacle. Consequently, corporate development expenses increased by $3.0 million related to this event and the discontinuance of other unrelated construction projects. Further headcount reductions occurred subsequent to June 30, 2001, as part of a plan to reduce our workforce by 14 positions. These reductions will primarily affect corporate development expenses, with less significant impacts on our general and administrative expenses, in future periods. Corporate development expenses decreased as a percentage of revenue to 12.2% for the six month period ended June 30, 2001, compared to 15.7% for the six month period ended June 30, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.5 million for the three month period ended June 30, 2001, from $0.4 for the three month period ended June 30, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the overall growth in the business and related activity during this same period.

         Interest expense, net of amortization of original issue discount and interest income, increased 56.8% to $11.8 million for the three month period ended June 30, 2001, from $7.5 million for the three month period ended June 30, 2000. Interest expense remained relatively unchanged, however, a $3.4 million decrease in interest income from $3.7 million for the three month period ended June 30, 2000, to $0.3 million for the three month period ended June 30, 2001, due to the decline in our interest bearing cash balances, is presented as an offset to interest expense.

         Impairment loss on assets held for sale represents the write-down of the five colocation properties held for sale. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from equity contributions, public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We had a net working capital deficit of $21.0 million and net working capital of $21.9 million as of June 30, 2001, and December 31, 2000, respectively. Our ratio of total debt to stockholders' equity was 2.1 to 1.0 at June 30, 2001 and 1.7 to 1.0 at December 31, 2000.

         Senior Credit Facility

         Our senior credit facility provides us with a $285 million revolving line of credit, with an uncommitted increase option, which could increase the revolving line of credit to $435 million, a $125 million term loan and a $110 million term loan, for a total availability of up to $670 million, of which $520 million (including letters of credit) is currently committed. Under our revolving line of credit, we may make borrowings and repayments until June 30, 2006. Under one term loan, advances must be repaid in full by June 30, 2006. In addition, after June 30, 2001, scheduled quarterly reductions in the commitment amount begin and continue through June 30, 2006, at which time the commitment will be reduced to zero. Based on commitment and availability levels as of June 30, 2001, we anticipate that the initial payments on the revolving line of credit will be required during 2003. Quarterly principal payments on the term loans begin September 30, 2001. Accordingly, the portion of this debt due within the next twelve months has been classified as short-term. Outstanding balances under the $125 million and $110 million term loans, $235 million as of June 30, 2001, are scheduled to be paid in full by June 30, 2006, and 2007, respectively. Advances under our senior credit facility have been used primarily to fund acquisitions and construction of new communications sites. As of June 30, 2001, approximately $260 million of the borrowings under our senior credit facility at various variable interest rates were effectively hedged against changes in interest rates pursuant to the interest rate swap agreements we have entered into as required by the senior credit facility. The balance of such borrowings are at various variable interest rates and are not subject to any interest rate swap agreements or similar hedges.

         As of June 30, 2001, we had $92.2 million available under our senior credit facility, after giving effect to approximately $35.1 million of outstanding letters of credit, which reduced availability under our senior credit facility. As a result of a covenant in the indenture governing our senior discount notes, currently we can only access additional availability under our senior credit facility to fund acquisitions, and we can only borrow an amount such that the ratio of our debt to cash flow (as calculated pursuant to such indenture) does not increase as a result of such acquisition. We can also borrow up to $15.0 million for other purposes. Typically, this will require that we fund a significant portion of most acquisitions with our cash, the extent of which is determined by the disparity between the cash flow multiple we pay for the acquisition and the leverage ratio covenant in effect under the senior credit facility. Effective April 30, 2000, the senior credit facility requires that 50% - 75% of certain annual excess cash flows (as defined by the senior credit facility) be used to paydown the balance outstanding under the revolving line of credit.

         For the fiscal quarter ended December 31, 2000, we were not in compliance with two financial ratio covenants under our bank loan agreement. In February 2001, we entered into an amendment to our senior credit facility, which adjusted substantially all of our ratio covenants, primarily aimed at lessening requirements for covenant periods in 2001. In addition to the covenant changes, the amendment also changed permitted levels of investment in our Canadian and UK subsidiaries. In consideration for the amendment, we paid the lenders in our senior credit facility a fee equal to 25 basis points, plus we agreed to increase the pricing grid by 25 basis points for 2001.

         In April 2001, we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The following table summarizes the initial covenant requirements and the amended requirements for the period ended December 31, 2000, and our actual ratios at the respective dates:

                                                                                                    Amended
         Covenant                                         Original Requirement     Actual         Requirement
         -----------------------------------------------------------------------------------------------------
         Leverage Ratio.......................................<5.00 to 1.00      5.05 to 1.00      <5.40 to 1.0
         Pro Forma Debt Service Coverage Ratio...             >1.25 to 1.00      1.20 to 1.00      >1.10 to 1.0

         The waiver also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for the periods subsequent to the date of the waiver. The amendment did not adjust the above ratio requirements for future measurement dates. The above ratio requirements for the June 30, 2001, measurement date are 4.75 to 1.00 and 1.25 to 1.00 for the leverage and pro forma debt service coverage ratios, respectively. Additionally, fees paid of $1.8 million to the banks as a result of this amendment will be deferred and amortized over the remaining term of the underlying debt agreement. Based upon our plans and projections for 2001, management believes that we will be in compliance with our financial covenants during the next year.

         Senior Discount Notes

         In March 1998, we completed an offering of the 10% Senior Discount Notes due 2008. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our senior credit facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon and a $20 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The notes will mature on March 15, 2008. Cash interest is not payable on the notes prior to March 15, 2003. Thereafter, the notes will require semi-annual cash interest payments of $16.25 million.

         Convertible Notes

         On March 22, 2000, we completed a private placement of $200 million of 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007 unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of our common stock issuable upon conversion of the Convertible Notes, which was declared effective by the SEC on June 20, 2001.

         Under the terms of the Registration Rights Agreement, because the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the notes increased by 0.5%. Thereafter, because the registration statement was not declared effective by December 17, 2000, the interest rate on the notes increased by an additional 0.5%. The interest rate on the notes could not increase to greater than 6.5% under the terms of the Registration Rights Agreement. As a result of the effectiveness of the registration statement on June 20, 2001, the additional interest that began accruing on September 19, 2000 has ceased accruing.

         Other Indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of June 30, 2001, we had outstanding, in the aggregate amount, $29.3 million of seller notes bearing interest at rates ranging from 8.0% to 13.0% per annum.

         Public Offerings

         On January 24, 2000, we completed a secondary offering of common stock whereby we sold 7,200,000 shares of our common stock. The price per share was $41, resulting in net proceeds of approximately $283.0 million. The proceeds were invested initially in short-term liquid securities and were used along with borrowings made under the senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of June 30, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital Investments

         Capital investments, including acquisitions, for the six month period ended June 30, 2001, were $ 33.0 million, compared to $311.3 million in the comparable 2000 period. Due to our inability to access additional capital, we expect to make limited additional capital investments for acquisitions, construction and upgrading of additional towers in 2001.

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

         As of June 30, 2001, we estimate that we had cash on hand, borrowings available under our senior credit facility and excess cash flow from operations to be able to pursue limited additional acquisition opportunities over the next six months. However, in light of our current inability to access additional capital on terms we believe are attractive, unless we secure additional capital we may not pursue significant acquisition opportunities.

         On June 7, 2001 we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to Pinnacle's core competency, tower asset acquisition and operation. As a result of the adoption of this plan, five colocation properties located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties as of June 30, 2001, was approximately $65.0 million. During the three months ended June 30, 2001, the Company recognized a write-down adjustment of approximately $34.6 million, which is included in impairment - on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these five properties. We estimated the fair market value less costs to sell by discounting expected future cashflows using a discount rate commensurate with available risk factors, which is materially consistent with recent third party offers. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale.

         Our senior credit facility does not require any portion of any proceeds from any sale of the colocation facilities assets that may occur to be used to repay debt, so long as such proceeds are reinvested in permitted acquisitions or capital expenditures within 180 days of the sale transaction. However, if any such sale were to occur, we may consider applying some portion of the proceeds from such sale to repay debt under our senior credit facility to maintain appropriate post-sale leverage ratios. To the extent that we pursue additional acquisitions, construction activity and other capital expenditures requiring funding in excess of our currently available sources, we will be required to obtain additional financing. Currently we are considering various fund raising options and are conducting discussions in connection with these considerations. There can be no assurance that such financing will be commercially available or be permitted by the terms of our existing indebtedness. To the extent that we are unable to finance future capital expenditures, we may not be able to achieve our current revised business strategy. Should we become able to access additional capital on attractive terms, we would revise our business strategy to increase the rate that we acquire communications sites.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require us to recognize all derivative instruments in the balance sheets at the fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the second quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the second quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in us recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to other comprehensive income (OCI) of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of our interest rate swap agreement. We estimated that we would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         The earnings impact recorded during the three and six month periods ending June 30, 2001, relating to this interest rate swap was approximately $0.0 million and $5.5 million, respectively, and is recorded in interest expense in the unaudited condensed consolidated statement of operations. For the three months ended June 30, 2001, approximately $0.5 million represents an increase in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the six months ended June 30, 2001, approximately $4.5 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive income
(loss).

         In June 2001, the Financial Accounting Standard Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of June 30, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of June 30, 2001, the applications of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         We are exposed to market risks from changes in interest rates earned on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of June 30, 2001, and December 30, 2000, pursuant to the requirements of our senior credit facility, we had $392.6 million and $392.4, respectively, in long-term debt subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both periods. The remaining $505.8 million and $493.9 million of long term debt as of June 30, 2001 and December 30, 2000, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $132.6 million and $132.4 million as of June 30, 2001 and December 31, 2000, respectively.

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325.0 million under the our 10% Senior Discount Notes due 2008, $200.0 million under our 5.5% Convertible Subordinated Notes due 2007, and $392.6 million under our senior credit facility as of June 30, 2001:

                                                                             Expected Maturity Date
                                               ----------------------------------------------------------------------------------
                                                  2001          2002          2003          2004          2005        Thereafter
                                               ----------    ----------    ----------    ----------    ----------    ------------
Liabilities
Long-term Debt
  Fixed Rate (7.97%)                                   --            --            --            --            --     525,000,000
  Variable Rate (Weighted Average Interest
    Rate of 9.04%)                             13,600,000    19,850,000    45,050,032    81,157,001    92,073,864     140,889,546

         Our primary market risk exposure relates to the following:

         -        the interest rate risk on long-term and short-term borrowings;

         - our ability to refinance the senior discount notes and the convertible subordinated notes at maturity at market rates;

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

INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and the six months ended June 30, 2001, inflation did not have a significant effect on our results in such periods.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         SEC Investigation

         As previously disclosed, we are involved in a SEC investigation and the SEC Staff has requested information from us, our current independent auditors, E&Y, and our former independent auditors, PWC, as part of its inquiry. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as Pinnacle's auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

         We cannot predict the outcome of the SEC's investigation. Regardless of the outcome, however, it is likely that we will incur substantial costs and that the investigation will cause a diversion of our management's time and attention.

         In March 2001, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of E&Y to reaudit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the reaudit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         Stockholder Class Actions

         Pinnacle, its Chief Operating Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering, were recently named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No. 8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000 secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of the towers that Pinnacle had previously acquired and our due diligence investigation relating to the Motorola Antenna Site Acquisition.

         The plaintiffs have also alleged that the directors, and Messrs. Wolsey and Day are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Wolsey and Card, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.

         The plaintiffs have also alleged that Messrs. Day, Wolsey, and Card violated Section 20 of the Securities Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) and Rule 10b-5.

         Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys' and experts' fees, and other relief.

         We intend to respond appropriately and in the best interests of Pinnacle to the consolidated action; however we cannot assure you that we will prevail in such litigation. Securities lawsuits may result in substantial costs, divert management's attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         At our Annual Meeting of Stockholders, held on June 7, 2001, the following proposal was voted upon by the stockholders as indicated below:

         To elect five directors to serve for the ensuing year or until their successors are duly elected and qualified.

                                                    Number of Shares
                                            --------------------------------
                                               For                 Withheld
                                            ----------            ----------
Robert J. Wolsey                            31,078,542            14,121,191
Steven R. Day                               31,078,542            14,125,591
G. Peter O'Brien                            39,239,320             5,960,413
J. Clarke Smith                             39,239,320             5,960,413
Paula E. Boggs                              39,239,320             5,960,413

ITEM 5.  OTHER INFORMATION.

         On March 14, 2001, 2001 Jeffrey J. Card tendered his resignation as Chief Financial Officer, effective immediately. At that time Steven R. Day assumed the Chief Financial Officer's responsibilities on an interim basis until Pinnacle retains a permanent replacement. Effective June 30, 2001, Robert J. Wolsey tendered his resignation as Pinnacle's Chief Executive Officer, but remains employed by Pinnacle as Senior Advisor. On June 30, 2001, Mr. Wolsey's employment agreement was amended to reflect his change in position from Chief Executive Officer to Senior Advisor, a copy of which is attached to this report as Exhibit 10.2.

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

                                       Pinnacle Holdings Inc.



Date  August 14, 2001                  By:/s/ Steven R. Day
                                          --------------------------------------
                                              Steven R. Day
                                              Chief Executive Officer, Chief
                                              Financial Officer and Secretary

                                       Duly Authorized Officer and Principal
                                       Financial Officer.

                                  EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
----------                        -----------
3.1         Amended and Restated Certificate of Incorporation of the Company(1)
3.2         Bylaws of the Company(1)
10.1        Sixth Amendment to Fifth Amended and Restated Credit Agreement(2)
10.2        Amendment to Employment Agreement between Pinnacle and Robert J.
            Wolsey, dated June 30, 2001.

(1) Incorporated by reference to the Company's Registration Statement on Form S-4 filed with the SEC on April 1, 1998 (SEC file no. 333-49147).
(2) Incorporated by reference to the Company's Annual Report on Form 10-K filed with the SEC on April 26, 2001.