Form 10-Q
period 2001-09-30
PINNACLE HOLDINGS INC
filed 2001-11-19
CIK 1058986

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

                            TELEPHONE: (941) 364-8886

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No






At November 19, 2001, Registrant had outstanding 48,430,593 shares of $.001 par value common stock.

PART I. FINANCIAL INFORMATION                                               PAGE
Item 1.  Financial Statements
         Unaudited Condensed Consolidated Balance Sheets as of December
           31, 2000 and September 30, 2001                                     1
         Unaudited Condensed Consolidated Statements of Operations for
           the nine months ended September 30, 2000 and 2001                   2
         Unaudited Condensed Consolidated Statements of Operations for
           the three months ended September 30, 2000 and 2001                  3
         Unaudited Condensed Consolidated Statement of Changes in
           Stockholders' Equity for the nine months ended
           September 30, 2001                                                  4
         Unaudited Condensed Consolidated Statements of Cash Flows for
           the nine months ended September 30, 2000 and 2001                   5
         Notes to Unaudited Condensed Consolidated Financial Statements     6-15

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       16-43

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           43

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                    45

Item 2.  Not Applicable                                                       46

Item 3.  Not Applicable                                                       46

Item 4.  Not Applicable                                                       46

Item 5.  Other Information                                                    46

Item 6.  Exhibits and Reports on Form 8-K                                     46


SIGNATURES                                                                    47

EXHIBIT INDEX                                                                 48

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements:
                             PINNACLE HOLDINGS INC.

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     December 31,    September 30,
                                                                        2000             2001
                                                                     -----------      -----------
                                                                                      (unaudited)
                                                                  (in thousands, except per share data)
                                 Assets
Current assets:
  Cash and cash equivalents                                          $    44,233      $    16,060
  Accounts receivable, net                                                18,056           15,523
  Prepaid expenses and other current assets                               10,984            9,332
                                                                     -----------      -----------
    Total current assets                                                  73,273           40,915

Fixed assets, net                                                      1,307,945          927,158
Leasehold interests, net                                                  62,482           35,549
Assets held for sale                                                        --             40,305
Deferred debt issue costs, net                                            18,094           18,438
Other assets                                                               7,813           10,352
                                                                     -----------      -----------
                                                                     $ 1,469,607      $ 1,072,717
                                                                     ===========      ===========


               Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable                                                   $     4,993      $     5,797
  Accrued expenses                                                        22,735           26,769
  Deferred revenue                                                         6,795           11,505
  Interest rate swap liability                                              --             14,242
  Current portion of long-term debt                                       16,868          896,852
                                                                     -----------      -----------
    Total current liabilities                                             51,391          955,165
Long-term debt                                                           869,392             --
Other liabilities                                                         14,400            9,344
                                                                     -----------      -----------
                                                                         935,183          964,509

Minority interest in subsidiary                                              321             --

Commitments and contingencies (Note 10)                                     --               --

Stockholders' equity:
  Preferred stock, $.001 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding at December 31, 2000 and
    September 30, 2001                                                      --               --
  Common Stock, $.001 par value, 100,000,000 shares authorized;
    48,430,593 shares issued and outstanding at
    December 31, 2000 and September 30, 2001                                  48               48
  Additional paid-in capital                                             773,240          773,231
  Accumulated other comprehensive income loss                               (403)          (1,596)
  Accumulated deficit                                                   (238,782)        (663,475)
                                                                     -----------      -----------
                                                                         534,103          108,208
                                                                     -----------      -----------
                                                                     $ 1,469,607      $ 1,072,717
                                                                     ===========      ===========


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                           Nine Months Ended
                                                                             September 30,
                                                                       ------------------------
                                                                          2000           2001
                                                                       ---------      ---------
                                                                      (unaudited)    (unaudited)
                                                                             (in thousands,
                                                                         except per share data)

Revenues                                                               $ 129,596      $ 143,894

Direct operating expenses, excluding depreciation and amortization        46,261         55,969
                                                                       ---------      ---------
Gross margin, excluding depreciation and amortization                     83,335         87,925
Other expenses:
  General and administrative                                               8,230         28,366
  Corporate development                                                   27,710         14,320
  State franchise, excise and minimum taxes                                  843          1,405
  Depreciation and amortization                                           82,400         95,924
  Impairment on assets held for use                                         --          254,186
  Impairment on assets held for sale                                        --           47,600
  Loss on disposal of assets                                                --            5,615
                                                                       ---------      ---------
                                                                         119,183        447,416
                                                                       ---------      ---------
Loss from operations                                                     (35,848)      (359,491)
Interest expense, net                                                     27,102         48,072
Amortization of original issue discount and debt issuance costs           20,211         22,476
Foreign currency transaction loss                                           --              848
Minority interest in net loss of subsidiary                                  (60)          (172)
                                                                       ---------      ---------
Loss before income tax benefit                                           (83,101)      (430,715)
Income tax benefit                                                          --            6,022
                                                                       ---------      ---------
Net loss                                                               $ (83,101)     $(424,693)
                                                                       =========      =========


Basic and diluted net loss per common share                            $   (1.74)     $   (8.77)
                                                                       =========      =========
Weighted average number of common shares outstanding                      47,746         48,431
                                                                       =========      =========


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                          Three Months Ended
                                                                            September 30,
                                                                       ------------------------
                                                                         2000            2001
                                                                       ---------      ---------
                                                                      (unaudited)    (unaudited)
                                                                             (in thousands,
                                                                         except per share data)

Revenues                                                               $  45,313      $  46,499

Direct operating expenses, excluding depreciation and amortization        16,958         19,454
                                                                       ---------      ---------
Gross margin, excluding depreciation and amortization                     28,355         27,045
Other expenses:
  General and administrative                                               4,031         16,384
  Corporate development                                                   14,187          1,471
  State franchise, excise and minimum taxes                                  101            455
  Depreciation and amortization                                           30,634         31,062
  Impairment on assets held for use                                         --          254,186
  Impairment on assets held for sale                                        --           13,037
  Loss on disposal of assets                                                --            3,753
                                                                       ---------      ---------
                                                                          48,953        320,348
                                                                       ---------      ---------
Loss from operations                                                     (20,598)      (293,303)
Interest expense, net                                                     10,792         18,536
Amortization of original issue discount and debt issuance costs            6,961          7,716
Foreign currency transaction loss                                           --              600
Minority interest in net loss of subsidiary                                  (60)           (42)
                                                                       ---------      ---------
Loss before income tax benefit                                           (38,291)      (320,113)
Income tax benefit                                                          --            4,727
                                                                       ---------      ---------
Net loss                                                               $ (38,291)     $(315,386)
                                                                       =========      =========


Basic and diluted net loss per common share                            $   (0.79)     $   (6.51)
                                                                       =========      =========
Weighted average number of common shares outstanding                      48,408         48,431
                                                                       =========      =========


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

  UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                 (in thousands)

                                                                       Additional   Accumulated Other
                                                   Common Stock          Paid-in      Comprehensive    Accumulated  Stockholders'
                                                Shares       Amount      Capital      Income (Loss)       Deficit       Equity
                                               --------    ---------    ---------       ---------       ----------      ---------

Balance at December 31, 2000                     48,431    $      48    $ 773,240       $    (403)      $ (238,782)     $ 534,103
Unaudited:
Comprehensive income (loss):
  Net loss                                                                                                (424,693)      (424,693)
  Foreign currency translation gain                                                         1,308                           1,308
  Cumulative effect of change in accounting
    for derivative financial instruments,
    net of applicable income taxes                                                         (4,002)                         (4,002)
  Losses (gains) reclassified into earnings
    from other comprehensive income (loss)
    net of applicable income taxes                                                          1,501                           1,501
                                                                                                                        ---------
Total comprehensive loss                                                                                                 (425,886)

Repurchase of common stock                                                     (9)                                             (9)
                                               --------    ---------    ---------       ---------       ----------      ---------
  Balance at September 30, 2001                  48,431    $      48    $ 773,231       $  (1,596)      $ (663,475)     $ 108,208
                                               ========    =========    =========       =========       ==========      =========


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                            ------------------------
                                                                               2000          2001
                                                                            ---------      ---------
                                                                           (unaudited)    (unaudited)
                                                                                 (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                    $ (83,101)     $(424,693)
Adjustments to reconcile net loss to net cash provided
  by operating activities:
    Depreciation and amortization                                              82,400         95,924
    Amortization of original issue discount and debt issuance costs            20,211         22,476
    Income tax benefit                                                           --           (6,216)
    Reserve for doubtful accounts                                                 432          9,087
    Disposal of fixed assets                                                     --            5,615
    Impairment of capitalized acquisitions and construction costs               8,684          3,864
    Impairment on assets held for use and sale                                   --          302,949
    Minority share of net loss of subsidiary                                      (60)          (172)
    Change in value of derivative financial instruments                          --           11,741
    (Increase) decrease in:
      Accounts receivable, gross                                               (7,961)        (6,747)
      Prepaid expenses and other current assets                                (6,086)         1,566
      Other assets                                                             (3,267)        (1,525)
    Increase (decrease) in:
      Accounts payable                                                          2,372            958
      Accrued expenses                                                         (9,127)         4,511
      Deferred revenue                                                          3,253          4,710
      Other liabilities                                                           127              1
                                                                            ---------      ---------
                                                                               90,978        448,742
                                                                            ---------      ---------
Net cash provided by operating activities                                       7,877         24,049
                                                                            ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments made in connection with acquisitions:
      Fixed assets                                                           (410,383)       (17,304)
      Net current liabilities acquired                                            177           --
    Capital expenditures:
      Fixed assets                                                            (23,872)       (24,796)
                                                                            ---------      ---------
Net cash used in investing activities                                        (434,078)       (42,100)
                                                                            ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings under long-term debt, net                                      319,501          5,250
    Repayment of long-term debt                                              (202,038)       (14,273)
    Deferred debt issue costs                                                    --           (2,663)
    Proceeds from issuance of common stock, net                               284,162             (9)
    Minority interest in subsidiary                                               500            700
                                                                            ---------      ---------
Net cash provided by (used in) financing activities                           402,125        (10,995)
                                                                            ---------      ---------
Effect of exchange rate changes on cash                                          (616)           873
                                                                            ---------      ---------

Net increase (decrease) in cash and cash equivalents                          (24,692)       (28,173)
Cash and cash equivalents, beginning of period                                 94,863         44,233
                                                                            ---------      ---------
Cash and cash equivalents, end of period                                    $  70,171      $  16,060
                                                                            =========      =========


SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest                                                      $  24,157      $  35,676
                                                                            =========      =========


Non-cash Transactions:
    Seller debt issued in acquisition                                       $   9,929           --
    Interest swap liability recorded to other comprehensive income, net          --        $   2,501


 The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

         As used in this Quarterly Report on Form 10-Q for the period ending September 30, 2001, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers Inc., Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), Pinnacle Towers V Inc. ("PT V"), and Pinnacle Towers Ltd.

1.  BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect the financial position and results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., PT III, PT IV, PT V and Tower Systems, Inc.; as well as our majority owned subsidiary Pinnacle Towers Ltd. We took several actions during the first quarter of 2001 to restructure our investments in PT III and PT IV in order to take advantage of changes in the REIT tax laws, which became effective on January 1, 2001, as well as to permit the REIT qualifying assets of PT III to fall under the REIT election of Pinnacle Holdings Inc. Pinnacle Towers Inc. acquired all of the voting common stock of PT III and PT IV originally held by certain officers of Pinnacle, upon which PT III became a wholly owned "qualified REIT subsidiary" of Pinnacle Holdings Inc. and PT IV became a wholly owned "taxable REIT subsidiary" of Pinnacle Holdings Inc. Prior to the acquisition described in the preceding sentence, PT III transferred substantially all of its non-REIT qualifying assets to PT V, a wholly owned subsidiary of PT III, and PT V thereupon became a "taxable REIT subsidiary" of Pinnacle Holdings Inc. Pinnacle Towers Inc. has contributed $12.4 million in capital, including $7.6 million during the nine months ended September 30, 2001, to a newly created entity, Pinnacle Towers, Ltd., to establish a 91% interest in the entity. Pinnacle Towers Ltd. used the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. On September 27, 2001, a decision was made to divest this investment and we have reclassified the assets and liabilities of Pinnacle Towers Ltd. to assets held for sale in our September 30, 2001 unaudited condensed consolidated balance sheet.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's consolidated financial statements and notes thereto included in Pinnacle's Annual Report on Form 10-K for the year ended December 31, 2000.

2. ADOPTION OF SFAS NO. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require us to recognize all derivative instruments on the balance sheet at their fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the third quarter 2001 unaudited condensed consolidated financial statements include the provisions required by SFAS No. 133, while the third quarter 2000 unaudited condensed consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in Pinnacle recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of this transition adjustment was an after-tax reduction to other comprehensive income of approximately $4.0 million. The reduction in other comprehensive income is primarily related to the change in the fair value of our interest rate swap agreement. We estimated that we would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         We recorded our interest rate swaps in the unaudited condensed consolidated balance sheet at September 30, 2001, at fair value. The fair value of derivatives used to modify our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the unaudited condensed consolidated statement of operations as the underlying exposure being hedged.

         As a condition of our senior credit facility we are required to enter into and maintain at all times interest hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. Pinnacle enters into interest rate swap agreements to manage the interest rate risk associated with certain of our variable rate debt. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of September 30, 2001, and December 31, 2000, we had one interest rate swap agreement for a notional amount of $260.0 million, which requires us to pay interest at a fixed rate of 6.37% versus LIBOR and matures on December 31, 2002, and includes an option whereby the counterparty may extend the maturity to December 31, 2003, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130.0 million effective
December 31, 2002.

         Because of the written option feature, the interest rate swap agreement does not meet the criteria to be accounted for as a hedge under SFAS No. 133. Accordingly, the changes in the fair value of this agreement, subsequent to the adoption of the statement on January 1, 2001, are recorded in earnings immediately. The earnings impact recorded during the three and nine month periods ending September 30, 2001, relating to this interest rate swap was approximately $6.2 million and $11.7 million, respectively, and is recorded in interest expense in the unaudited condensed consolidated statement of operations. For the three months ended September 30, 2001, approximately $5.7 million represents a decrease in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense. For the nine months ended September 30, 2001, approximately $10.2 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.5 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense.

3.  COMPREHENSIVE LOSS

         Total comprehensive loss for the nine months ended September 30, 2001, was ($425.9) million, composed of a net loss of ($424.7) million, cumulative effect of change in accounting for derivative financial instruments net of taxes of ($4.0) million, offset by a net reduction for foreign currency translation of approximately $1.3 million and approximately $1.5 million in losses reclassified into earnings from other comprehensive loss. Total comprehensive loss was ($82.9) million for the nine months ended September 30, 2000.

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

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of September 30, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of September 30, 2001, the applications of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

         In August 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         We will apply the new rules on accounting for impairment or disposal of long-lived assets beginning January 1, 2002. We are currently evaluating the effects, if any, of the application of this standard.

5.  ACQUISITIONS

         Historically, we actively acquired communications sites and related real estate assets.

         On August 31, 1999, we consummated the acquisition of the North American Antenna Site Business (the "Motorola Antenna Site Acquisition") of Motorola, Inc., acquiring approximately 1,858 communications sites and related assets from Motorola for $254.0 million, comprised of $245.0 million in cash and 418,520 shares of common stock, valued at $9.0 million, plus fees and initial other closing costs of approximately $2.2 million. This acquisition results in us having sites in all fifty States and nine Canadian Provinces. We transferred certain of the rooftop communications sites we acquired from Motorola to PT III.

         Included in the initial total purchase price recorded on the acquisition date of the Motorola Antenna Site Acquisition were incurred transaction costs of approximately $2.2 million. These incurred and accrued transaction costs were comprised primarily of employee severance and relocation costs totaling $0.5 million, and contract and title work related to telecommunications sites, due diligence and closing costs totaling $1.7 million. Subsequently, we incurred an additional $24.6 million of costs associated with post-closing work associated with the acquisition, $17.3 million of which we subsequently capitalized and $7.3 million of which we subsequently expensed.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of September 30, 2001, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected in income and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, including the receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.6 million recorded as prepaid expenses and other current assets as of September 30, 2001. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors. As the final amount due us has not yet been agreed upon with Motorola, in finalizing this amount with Motorola we may settle on a different amount. Any significant adjustments to this amount upon settlement will be reflected in income and disclosed accordingly.

         During the year ended December 31, 2000, we completed 226 acquisitions of 1,467 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $405.8 million consisting of $395.8 million in cash and $10.1 million of notes payable to the former communications site owners.

         During the nine months ended September 30, 2001, we completed seven acquisitions of communications sites and related assets for an aggregate purchase price of $0.7 million.

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

                                                       PRO FORMA NINE MONTHS ENDED
                                               ------------------------------------------
                                                 (in thousands except per share amounts)
                                               SEPTEMBER 30, 2000      SEPTEMBER 30, 2001
                                               ------------------      ------------------
                                                   (unaudited)             (unaudited)

Revenue                                             $ 142,246               $ 143,932

Gross margin, excluding depreciation and               93,621                  87,983
amortization

Net loss                                              (95,209)               (424,637)

Basic and diluted net loss per share common         $   (1.99)              $   (8.77)


6.       ASSETS HELD FOR SALE

         Colocation Facilities

         On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. As a result of the adoption of this plan, five colocation properties acquired in 2000 and located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties, which were acquired during 2000, as of September 30, 2001, prior to any write down, was approximately $65.0 million. During the nine months ended September 30, 2001, we recognized a write-down adjustment of approximately $39.8 million, which is included in impairment on assets held for sale. Of this amount $34.6 million was recognized in the three months ended June 30, 2001, and $5.2 million was recognized in the three months ended September 30,2001. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties. We estimated the fair market value less costs to sell based upon two pending Purchase and Sale Agreements for three of the five properties and by calculating the estimated purchase price based on an anticipated multiple of cash flows for the remaining two properties. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. There can be no assurance the current pending proposals will result in a completed transaction.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, these properties had a net operating income and (loss) of $0.7 million and ($0.2) million respectively. For the three months ended September 30, 2001, the combined properties produced revenues of $1.8 million, had operating expenses of $1.0 million, and tax charges of $0.1 million. For the nine months ended September 30, 2001, the combined properties produced revenues of $5.0 million, had operating expenses of $2.7 million, and tax and depreciation charges of $2.5 million. We are in the process of marketing the remaining two properties and foresee being able to dispose of them within a reasonable period.

         Land

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land and leasehold interests principally under towers currently owned by other tower companies have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties as of September 30, 2001, prior to any write down, was approximately $12.9 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $5.0 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a Letter of Intent with an interested third party. There can be no assurance the current pending proposal will result in a completed transaction.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, these properties had a net operating income of $211,700 and $719,900, respectively. For the three months ended September 30, 2001, the combined properties produced revenues of $253,000, had operating expenses of $17,800, and tax and amortization charges of $23,500. For the nine months ended September 30, 2001, the combined properties produced revenues of $845,600, had operating expenses of $52,500, and tax and amortization charges of $73,200. We anticipate being able to complete the transaction to dispose of these properties within a reasonable period.

         Investment in Pinnacle Towers Ltd.

         On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of our $12.4 million investment as of September 30, 2001, prior to any write down, was approximately $9.8 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $2.8 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a pending proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale. There can be no assurance the current pending proposal will result in a completed transaction.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, these properties had net operating losses of $0.5 million and $1.7 million, respectively. For the three months ended September 30, 2001, the investment produced revenues of $0.2 million, had operating expenses of $0.6 million, and tax and depreciation charges of $0.1 million. For the nine months ended September 30, 2001, the investment produced revenues of $0.3 million, had operating expenses of $1.9 million, and tax and depreciation charges of $0.1 million. We anticipate being able to complete the transaction to dispose of this investment within a reasonable period.

7.  IMPAIRMENT

         Statement of Financial Accounting Standard No. 121, "Accounting For The Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of", requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to continuing negative developments during 2001 in the U. S. economy as a whole, and the continuing current year downturn in the telecommunications industry including the recent deteriorating financial conditions of some of our key customers in the paging and wireless data segments of the industry, coupled with the significant decline in valuation multiples over the past six months for the tower sector in general and Pinnacle specifically, it is our opinion that the recoverability of the carrying value of these assets may be in doubt. Accordingly, we evaluated the recoverability of each of our over 5,000 telecommunications assets on a site by site basis as of September 30, 2001. Based on this evaluation, we determined that assets with a carrying amount of $395.7 million were impaired and wrote them down by $254.2 million to their fair value. Fair value was based on estimated future cash flows to be generated, discounted at an interest rate commensurate with our cost of capital.

8.  LONG-TERM DEBT

         For the quarter ended September 30, 2001, we were out of compliance with all financial ratio covenants contained in our senior credit facility except for the consolidated fixed charge coverage ratio. Our noncompliance represented an event of default under the senior credit facility. On November 16, 2001, we entered into a Forbearance Agreement with our bank group wherein the banks agreed not to exercise their rights related to our existing defaults until December 12, 2001, so long as additional events of default do not occur. In addition, the Forbearance Agreement (i) reduced availability under the senior credit facility to the amounts outstanding at September 30, 2001, and eliminated our ability to incur additional indebtedness, (ii) increased the interest rates under the senior credit facility by 1.0% from LIBOR plus 2.75% and LIBOR plus 3.0% to LIBOR plus 3.75% and LIBOR plus 4.0%, respectively, so long as an additional event of default does not occur, (iii) provides the banks with certain additional security, and (iv) allows us to sell our St. Louis and Beaumont Texas colocation facilities so long as the proceeds are utilized to reduce outstanding borrowings under our senior credit facility including our December 31, 2001, $7.3 million amortization payment and to establish a $2.5 million escrow account to further securitize outstanding letters of credit. We are currently working on an amendment to our senior credit facility to cure our events of default and to establish new covenant levels for the future. We would expect that any amendment to our credit facility would likely contain a shortened maturity date. There can be no assurances that an amendment to our senior credit facility will be reached and our inability to reach an amendment could have an adverse effect on our ongoing operations. Because of the event of default, amounts outstanding under the senior credit facility have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001.

         Prior to the Forbearance Agreement discussed above, our senior credit facility provided $670.0 million of financing of which $520.0 million was committed at September 30, 2001, and December 31, 2000, and $418.7 million and $428.9 million was utilized at September 30, 2001, and December 31, 2000, respectively. In connection with our November 16, 2001, Forbearance Agreement, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

         During the three months ended September 30, 2001, at our option, the senior credit facility indebtedness bore an average interest at LIBOR plus a margin for the period of 2.3% to 3.3% or the bank's Base Rate plus an average margin for the period of 2.75% to 3.0 %. Advances under our senior credit facility bear interest payable in quarterly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of September 30, 2001, and December 31, 2000, the current effective interest rate on outstanding borrowings was 8.43% and 8.05%, respectively.

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

         For the fiscal quarter ended December 31, 2000, we were not in compliance with two financial ratio covenants under our bank loan agreement. In February 2001, we entered into an amendment to our senior credit facility, which adjusted substantially all of our ratio covenants, primarily aimed at lessening requirements for covenant periods in 2001. In addition to the covenant changes, the amendment also changed permitted levels of investment in our Canadian and UK subsidiaries. In consideration for the amendment, we paid the lenders in our senior credit facility a fee equal to 25 basis points, plus we agreed to increase the pricing grid by 25 basis points for 2001. In April, 2001, we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. Additionally, fees paid of $1.8 million to the banks as a result of this amendment will be deferred and amortized over the remaining term of the underlying debt agreement.

         On March 22, 2000, we completed a private placement of $200 million of the 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"). We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. The events of default related to our senior credit facility caused a cross-default in the notes. As such, the outstanding amounts have been reclassified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at September 30, 2001. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the notes and the shares of our common stock issuable upon conversion of the notes, which was declared effective by the Securities and Exchange Commission ("SEC") on June 20, 2001.

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

         Prior to our adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at our option. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three and nine month periods ending September 30, 2001, relating to the interest rate swap amounted to $6.2 million and $11.7 million, respectively. For the three months ended September 30, 2001, approximately $5.7 million represents a decrease in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the nine months ended September 30, 2001, approximately $10.2 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. See Note 2, Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

9.  PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

         Secondary Offerings

         On January 24, 2000, we completed a secondary offering of common stock whereby we sold 7,200,000 shares of our common stock. The price per share was $41.00, resulting in net proceeds of approximately $283.0 million. The proceeds were invested initially in short-term liquid securities and were used with borrowings made under our senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites all of which was used as of September 30, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuances of Stock

         During the nine months ended September 30, 2000 and 2001, we issued 136,122 and no shares, respectively, of our common stock upon exercise of various stock options granted to our employees.

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

     We cannot predict the outcome of the SEC's investigation. Regardless of the outcome, however, we have incurred substantial costs and the investigation has caused a diversion of our management's time and attention.

         In March 2001, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of the accounting firm of E&Y to re-audit our financial statements for the year ended December 31, 1999, and audit the year ended December 31, 2000. As a result of the re-audit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we capitalized all costs that related directly to the acquisition except those post-closing costs that were deemed to more than incidentally reduce our need to incur ongoing business expense necessary to integrate those assets into our operations.

10. COMMITMENTS AND CONTINGENCIES

         As of and subsequent to September 30, 2001, we had a pending commitment to purchase 40 microwave tower sites for $7.0 million, which was committed to in 2000.

         During 2000, we entered into a tower services agreement with a service provider to provide us with site audit, site maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The tower services agreement provides for us to purchase a minimum level of tower services of $10.0 million per annum and a penalty payment of 40% of any shortfall in the minimum purchase levels. Based on what we considered to be substandard performance and the service provider's inability to respond to several of our project requests, we were unable to fulfill our minimum purchase requirement. The service provider has requested arbitration to resolve this dispute and has made a claim for $4.1 million. In addition, in November 2001, the service provider attached $4.1 million of our cash, which has effectively restricted our use of such cash. We plan to vigorously defend our position that the service provider breached the contract and as such, the minimum purchase requirement is not applicable. In addition, we are challenging the service providers attachment on our cash account. On November 13, 2001, the lien on our cash account was overturned, however the order to overturn was stayed for ten days. This service contract has been terminated.

         On July 2, 2001, we approved a plan to reduce our workforce by 14 positions, a 6% reduction from the December 31, 2000, workforce total of approximately 237 full-time employees. We recorded a $0.2 million accrual for these general and administrative charges. As of September 30, 2001, $0.15 million of the accrual was disbursed, leaving a remaining accrual of $0.05 million.

         Recently the board terminated the employment of Robert J. Wolsey as Senior Advisor to the CEO. We recorded a severance accrual in accordance with the terms of the Amendment to Executive Employment Agreement dated June 30, 2001, of $0.2 million for these general and administrative charges. We expect that the severance costs will be fully paid by the first quarter of 2003.

         Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000, secondary offering, were recently named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999, and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000, secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition.

         The plaintiffs have also alleged that the directors, and Messrs. Wolsey and Day are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Wolsey, Day, and Card, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.

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

         On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion is to postpone any discovery in this case until after the court rules on the motion.

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

11. SUBSEQUENT EVENTS

         On November 2, 2001, the service provider under a tower service agreement attached $4.1 million of our operating cash account. In accordance with the terms of the disputed contract, they have requested that we pursue settlement via arbitration. We have responded and are pursuing all legal avenues to remove the attachment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS:


         This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (4) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. We refer you to the subsection below entitled "Factors That May Affect Future Results" for important factors that could cause actual results to differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

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

OVERVIEW

         We lease space on a portfolio of owned, managed, and leased communications sites to a broad base of wireless communication service providers, operators of private networks, government agencies and other customers. We also maintain these sites for our tenants. These sites are primarily composed of towers and rooftops where wireless communication providers can locate their antennas and equipment. Since our formation in May 1995, we have created a portfolio of wireless communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando, and Tampa.

         We have previously been an active acquirer of communication sites with an objective of acquiring or constructing clusters of rental communications sites in areas where there is significant existing and expected growth in the demand for rental communications sites by wireless communications providers. Our previous acquisition strategy focused on obtaining a significant ownership position of communications site assets in our targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks. However, as a result of our inability to access additional capital we have ceased our acquisition program and are now only making acquisitions to fulfill commitments we previously made. Should we be able to access capital in the future on terms and conditions that are acceptable to us, we could restart our acquisition strategy.

         We acquired five carrier neutral colocation facilities located in Texas and St. Louis, Missouri for an aggregate purchase price of $68.8 million during 2000. Colocation facilities are buildings that provide telecommunications service providers, such as incumbent local exchange carriers, competitive local exchange carriers, fiber optic network carriers, Internet backbone providers, application service providers and Internet data centers, square footage space to house their equipment (i.e. switches, servers, routers) and access to an interexchange carrier (typically known as long distance carriers). Independently owned carrier neutral colocation facilities provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to just their own network. On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to focus resources on improving the financial results of communications site operations. As a result of the adoption of this plan, five colocation properties located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the colocation facility properties which were acquired during 2000, as of September 30, 2001, prior to any write-down, was approximately $65.0 million. During the nine months ended September 30, 2001, we recognized a write-down adjustment of approximately $39.8 million, which is included in impairment on assets held for sale. This write-down was composed of a write-down of $34.6 million in our second quarter ended June 30, 2001, and $5.2 million in our third quarter ended September 30, 2001. These amounts represent the difference between the carrying values and the estimated fair market value less costs to sell for these five properties at the end of the applicable quarter. We estimated the fair market value less costs to sell based upon two pending Purchase and Sale Agreements for three of the five properties and by calculating the estimated purchase price based on an anticipated multiple of cash flow for the remaining two properties. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. As part of the Forbearance Agreement dated November 16, 2001, and discussed elsewhere herein, we obtained approval from our senior secured lenders to sell our two St. Louis and our Beaumont Texas colocation facilities and expect to close on these dispositions during the fourth quarter of 2001.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, these properties had a net operating income and (loss) of $0.7 million and ($0.2) million respectively. For the three months ended September 30, 2001, the combined properties produced revenues of $1.8 million, had operating expenses of $1.0 million, and tax charges of $0.1 million. For the nine months ended September 30, 2001, the combined properties produced revenues of $5.0 million, had operating expenses of $2.7 million, and tax and depreciation charges of $2.5 million. We are in the process of marketing the remaining two properties and foresee being able to dispose of them within a reasonable period. There can be no assurance the current pending proposal will result in a completed transaction.

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land and leasehold interests principally under towers currently owned by other tower companies have been deemed assets held for sale as well as our investment in a majority owned subsidiary, Pinnacle Towers Ltd. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of our interest in the 88 parcels of owned land and leasehold interests as of September 30, 2001, prior to any write-down, was approximately $12.9 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $5.0 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a letter of intent with an interested third party for the purchase of such land and leasehold interests. Amortization expense has not been recognized since the date these assets were classified as held for sale.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, these properties had a net operating income of $211,700 and $719,900 respectively. For the three months ended September 30, 2001, the combined properties produced revenues of $253,000, had operating expenses of $17,800, and tax and amortization charges of $23,500. For the nine months ended September 30, 2001, the combined properties produced revenues of $845,600, had operating expenses of $52,500, and tax and amortization charges of $73,200. We anticipate being able to complete the transaction to dispose of these properties within a reasonable period. There can be no assurance the current pending proposal will result in a completed transaction.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of September 30, 2001, prior to any write-down, was approximately $9.8 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $2.8 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a pending proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

         For the three and nine months ended September 30, 2001, excluding the write-down adjustment, our interest in Pinnacle Towers Ltd. had net operating losses of $0.5 million and $1.7 million respectively. For the three months ended September 30, 2001, the investment produced revenues of $0.2 million, had operating expenses of $0.6 million, and tax and depreciation charges of $0.1 million. For the nine months ended September 30, 2001, the investment produced revenues of $0.3 million, had operating expenses of $1.9 million, and tax and depreciation charges of $0.1 million. We anticipate being able to complete the transaction to dispose of this investment within a reasonable period. There can be no assurance the current pending proposal will result in a completed transaction.

         As discussed earlier, we previously were an active acquirer of communication sites. The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communications sites and carrier neutral colocation facilities held as of September 30, 2001. Dispositions include managed and leased sites, which generated negative cash flow and sites where we have terminated our rights and obligations with respect to such sites in an effort to improve overall profitability. Non-revenue producing sites are those sites that are not generating revenue that were acquired as part of larger, more profitable acquisitions of sites. Non-revenue producing sites that begin producing revenue, are reclassified into the appropriate category of revenue producing sites. No value is assigned to non-revenue producing sites.

                                     Revenue Producing Sites
             ---------------------------------------------------------------------------    Non-Revenue                 Acquisitions
              Owned        Managed       Leased         Built    Co Location    Subtotal       Sites         Total        Completed
             --------     --------      --------      --------   -----------    --------    -----------     --------    ------------

1995               29         --            --               4         --             33          --              33            13

1996              119         --            --               4         --            123          --             123            49

1997              134         --            --              22         --            156          --             156            72

1998              517         --            --              47         --            564          --             564            82

1999              858          584           858            23         --          2,323           722         3,045           130

2000              699          (19)           78             5            5          768           434         1,202           226

YTD 2001           42           35          (120)            2         --            (41)          (50)          (91)            7
             --------     --------      --------      --------     --------     --------        --------      --------      --------

Total           2,398          600           816           107            5        3,926         1,106         5,032           579
             --------     --------      --------      --------     --------     --------        --------      --------      --------

         Subsequent to September 30, 2001, we have not completed any acquisitions. We committed to a few acquisitions in 2000 and 2001, which we may complete by the end of the fiscal year. We have identified additional potential acquisition sites that we are not actively pursuing because of our limited ability to access capital as discussed elsewhere in this report. However, should we become able to access additional capital on reasonable terms, we would likely resume efforts to evaluate acquiring those and other sites.

         We believe that opportunities for growth exist by leasing additional space to wireless communication service providers on our existing communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites.

         Owned sites as depicted in the table above are those where we own either the land, the tower or both on a tower site, or have a permanent easement on a rooftop. This would contrast to other sites in our portfolio where we have:
1) contractual rights to manage towers or rooftops, either exclusively or non-exclusively; 2) have a non-permanent easement right on a rooftop site; or,
3) lease a space on a tower owned by another tower owner for the purpose of sub-leasing to one of our tenants who needed space on a site in an area where we had no site inventory in existence.

         We have experienced new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR (specialized mobile radio). In addition, we have experienced growth in our business from the new technology market segments, which include data, LMDS, wireless internet, satellite radio and 911 location customers. We expect that new lease activity with respect to our telephony customers will continue as they continue their systems build-outs, and we also look for our new technology customers to grow over time as they find additional capital to fund their business plans. These new technology customers are attracted to most of our communications sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations. However, many of our new technology customers have experienced financial difficulties and some have filed for bankruptcy. There can be no assurance that our new technology customers will be able to access additional capital to fund their business plans.

         We have also experienced varying levels of tenant lease churn during 2000 and throughout 2001. During 2000, higher churn rates resulted primarily from one customer's deconstruction of its analog SMR network and the effects of certain private land mobile tenants shifting to using one of the many commercial wireless services now available. We have substantially less exposure now to churn related to deconstruction of analog sites and we expect that the churn from the smaller land mobile tenants will level out soon. During 2001, primarily in the third quarter, we experienced significant churn from paging customers with a large portion of this churn coming from paging customers who filed for bankruptcy and rejected certain of our leases during the bankruptcy case proceedings. In addition, during the third quarter of 2001, we experienced churn related to our customers located on the World Trade Center.

         We have generated net losses since inception and at September 30, 2001, had an accumulated deficit totaling approximately ($663.5) million. Due to our significant investment in fixed assets and our high levels of debt, we expect that charges relating to depreciation of existing and future assets and interest expense associated with related debt balances will be substantial. Also, to the extent we are able to secure additional capital and use this capital to grow through acquisitions, we could incur significantly higher levels of corporate development expenses. Accordingly, we expect to continue to generate losses for the foreseeable future.

         Our annualized run rate revenue is calculated as of a given date by annualizing the monthly rental rates then in effect for customer lease contracts as of such date. We believe that growth in our annualized run rate revenue is a meaningful indicator of our performance. As of September 30, 2001, our annualized run rate revenue was approximately $192.7 million.

         On August 31, 1999, we completed the Motorola Antenna Site Acquisition and acquired approximately 1,858 communications sites from Motorola consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254.0 million in cash and stock, plus fees and expenses. We had previously never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; and (4) properly evaluate all record title and mortgage documents for acquired real estate assets.

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

         Prior to the Motorola Antenna Site Acquisition, we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs relative to their revenues than do owned towers, primarily as a result of higher rental costs related to revenue sharing with the site owners. In addition, on leased sites we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and EBITDA margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition or any potential future acquisitions will substantially decrease our site level operating margins.

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III in order to minimize the risk that the ownership of, or income from, such assets might negatively affect our qualification as a REIT, and received in exchange $9.8 million of nonvoting convertible preferred stock, approximately 9% of the outstanding voting common stock and a $39.2 million convertible promissory note. Certain of our executive officers owned the remaining outstanding voting common stock of PT III until March 2001, when PT III became a wholly owned "qualified REIT subsidiary" of ours. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PT III agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

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

         During 2000, and the nine month period ending September 30, 2001, we made investments in a subsidiary we formed to do business in the United Kingdom, Pinnacle Towers Ltd. As of September 30, 2001, we owned approximately 91% of that subsidiary. The business of Pinnacle Towers Ltd. is the acquisition and operation of communications sites. In some cases, the sites have towers located on them, and in other cases, we expect to construct towers on the sites we have acquired. As of September 30, 2001, we have invested a total of $12.4 million in Pinnacle Towers Ltd., which has a carrying value of $9.8 million before the impairment adjustment. On September 27, 2001, a decision was made to divest this investment. We have recently received a proposal from an interested third party concerning their potential investment in this business and pursuant to this plan of disposition, have reclassified this investment as assets held for sale and recognized write down adjustments for our interest in Pinnacle Towers Ltd. There can be no assurance that the proposal we received from the interested third party will result in our disposition of our interest in Pinnacle Towers Ltd.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

                                                                         NINE MONTHS ENDED:                 THREE MONTHS ENDED:
                                                                  --------------------------------   -------------------------------
                                                                  SEPT. 30, 2000    SEPT. 30, 2001   SEPT. 30, 2000   SEPT. 30, 2001
                                                                  --------------    --------------   --------------   --------------
                                                                    (unaudited)       (unaudited)      (unaudited)      (unaudited)

Statement of Operations Data:
Revenue                                                                 100.0%           100.0%           100.0%           100.0%
Direct operating expenses, excluding
    depreciation and amortization                                        35.7%            38.9%            37.4%            41.8%
                                                                      -------          -------          -------          -------
Gross margin, excluding
    depreciation and amortization                                        64.3%            61.1%            62.6%            58.2%
Other expenses
  General and administrative                                              6.3%            19.7%             8.9%            35.2%
  Corporate development                                                  21.4%            10.0%            31.3%             3.2%
  State franchise, excise and minimum taxes                               0.7%             1.0%             0.2%             1.0%
  Depreciation and amortization                                          63.6%            66.7%            67.7%            66.8%
  Impairment loss on assets held for use                                  0.0%           176.6%             0.0%           546.6%
  Impairment loss on assets held for sale                                 0.0%            33.1%             0.0%            28.0%
  Loss on disposal of assets                                              0.0%             3.9%             0.0%             8.1%
                                                                      -------          -------          -------          -------
Loss from operations                                                    -27.7%          -249.9%           -45.5%          -630.7%
Interest expense, net                                                    20.9%            33.4%            23.8%            39.9%
Amortization of original issue discount and debt issuance costs          15.6%            15.6%            15.4%            16.6%
Foreign currency translation gain(loss)                                   0.0%             0.6%             0.0%             1.3%
Minority interest in net loss of subsidiary                               0.0%            -0.1%            -0.1%            -0.1%
Income tax benefit                                                        0.0%            -4.2%             0.0%           -10.2%
                                                                      -------          -------          -------          -------
Net loss                                                                -64.2%          -295.2%           -84.6%          -678.2%
                                                                      -------          -------          -------          -------

Nine Months Ended September 30, 2001 Compared to Nine Months Ended
 September 30, 2000

         Revenues increased by $14.3 million, or 11.0%, to $143.9 million for the nine month period ended September 30, 2001, from $129.6 million for the nine month period ended September 30, 2000. The majority of the revenue increase is related to acquisitions completed during 2000, which based on the acquisition closing dates were either included in a portion of the first nine months of 2000 or which closed after September 30, 2000 and were not included in 2000 revenues. During the first nine months of 2000 we completed 194 acquisitions, which were included in 2000 revenue for the portion of the period they were owned while subsequent to September 30, 2000 we completed 32 acquisitions. In addition, a portion of our revenue increase was a result of internally generated same-site growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal and contractual price escalations for existing customers. Revenues were negatively impacted during the nine month period ended September 30, 2001, by $0.9 million due to a recalculation of the straight-line adjustment required under SFAS No. 13 "Accounting for Leases."

          Direct operating expenses, excluding depreciation and amortization, increased by $9.7 million or 21.0% to $56.0 million for the nine month period ended September 30, 2001, from $46.2 million for the nine month period ended September 30, 2000. Over this period, rent expense increased by $2.8 million as a result of an increase in rents related to our managed and leased sites where we often pay a portion of the rent based on the revenue we obtain on the site and as a result of rent escalators contained in many of our land lease agreements as well as in our managed and leased site agreements. Expenses for utilities increased by $1.6 million largely due to our colocation facilities as well as higher utility rates in many markets. The execution of new site management contracts in November 2000, resulted in a $1.5 million increase in site management expenses. We have recently made a strategic decision to provide site management services using internal personnel and have canceled these contracts. In addition, professional fees for mapping, surveys and engineering services increased by $2.0 million over this period. These fees largely relate to our efforts to have more detailed information on various acquired sites to enable us to better respond to customer inquiries regarding leasing space on one of our sites. The remaining $1.8 million increase is attributed to repair and maintenance type expenses. Direct operating expenses as a percentage of revenue increased to 38.9% for the nine-month period ended September 30, 2001, from 35.7% for the nine month period ended September 30, 2000.

         General and administrative expenses increased for the nine month period ended September 30, 2001, to $28.4 million from $8.2 million for the nine month period ended September 30, 2000. The increase in general and administrative expenses relates to an increase of (i) $5.1 million in salaries and benefits as a result of increasing head count in our operations and finance areas, (ii) $8.5 million in bad debt expense as a result of our decision to increase reserves relative to the general economic downturn and the specific financial distress of some of our key customers, (iii) $1.9 million in professional fees, (iv) $1.5 million of contingent liabilities related to a site management contract, and (v) an increase in the percentage of certain common costs allocated to general and administrative versus corporate development expenses. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups, the amount of cost allocated to general and administrative cost increased. As a percentage of revenue, general and administrative expenses increased to 19.7% of revenue for the nine month period ended September 30, 2001, from 6.4% for the nine month period ended September 30, 2000.

         Corporate development expense decreased by $13.4 million or 48.3% to $14.3 million for the nine month period ended September 30, 2001, from $27.7 million for the nine month period ended September 30, 2000. The decrease in corporate development expense relates to (i) a decrease in salaries and benefits of $2.2 million relating to a reduction in head count brought on by the cessation of most of our acquisition activities, (ii) a decrease of $5.2 million in aborted acquisitions and construction efforts directly related to our inability to access capital to complete our acquisition strategy in effect during the third quarter of 2000, (iii) a $2.3 million decrease in professional fees, and (iv) a decrease in the percentage of certain common costs allocated to corporate development expense versus general and administrative expense. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups the amount of cost allocated to corporate development decreased. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our inability to access additional capital from the equity and debt markets on terms we believe are attractive, related to the ongoing SEC investigation which began during the third quarter of 2000, resulted in the significant decrease in the number of people supporting our corporate development efforts. Corporate development expenses decreased as a percentage of revenue to 10.0% for the nine month period ended September 30, 2001, compared to 21.4% for the nine month period ended September 30, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.4 million for the nine month period ended September 30, 2001, from $0.8 for the nine month period ended September 30, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the growth in the business, the allocations of this growth, and related activity during this same period.

         Interest expense, net of amortization of original issue discount and interest income, increased 77.4% to $48.1 million for the nine month period ended September 30, 2001, from $27.1 million for the nine month period ended September 30, 2000. The increase is partially attributable to the adoption of SFAS No. 133 that resulted in us recording an additional $11.7 million of interest expense for the nine month period ended September 30, 2001, related to our interest rate swap. Of the total, $10.2 million represents the additional decline in the fair value of the interest rate swap agreement as of September 30, 2001, and approximately $1.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. Interest income recorded as a reduction of interest expense, decreased by $7.3 million due to the decline in our interest bearing cash balances, from $44.2 million at September 30, 2000, to $16.1 million at September 30, 2001. Also, $1.0 million of the increase is attributable to an increase in the weighted average senior debt outstanding.

         Impairment loss on assets held for sale represents the $47.6 million write-down of the five colocation properties,

88 parcels of land and the investment in Pinnacle Towers Ltd. that are now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         Statement of Financial Accounting Standard No. 121, "Accounting For The Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to continuing negative developments during 2001 in the U. S. economy as a whole, and the continuing current year downturn in the telecommunications industry, including the recent deteriorating financial conditions of some of our key customers in the paging and wireless data segments of the industry, coupled with the significant decline in valuation multiples over the past six months for the tower sector in general and for Pinnacle specifically, it is our opinion that the recoverability of the carrying value of these assets may be in doubt. Accordingly, we evaluated the recoverability of each of our over 5,000 telecommunications assets on a site by site basis as of September 30, 2001. Based on this evaluation, we determined that assets with a carrying amount of $395.7 million were impaired and wrote them down by $254.2 million to their fair value. Fair value was based on estimated future cash flows to be generated. Cash flow was calculated from current run rate revenue for each site less an average of expenses over the past twelve months. We discounted the cash flow, which included a 4.0% annual growth in revenue and a 3.0% annual growth in expense, over the remaining useful life of the asset, assuming a discount rate commensurate with our current cost of capital.

Three Months Ended September 30, 2001 Compared to Three Months Ended
 September 30, 2000

         Revenues increased by $1.2 million, or 2.6%, to $46.5 million for the three month period ended September 30, 2001, from $45.3 million for the three month period ended September 30, 2000. Revenue increased due to growth from acquisition as well as same-site organic growth. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site, renegotiating leases that are subject to renewal and contractual price escalations for existing customers. Revenues were negatively impacted during the three month period ended September 30, 2001 by $1.5 million due to a recalculation of the straight-line adjustment required under SFAS No. 13 "Accounting for Leases."

         Direct operating expenses, excluding depreciation and amortization, increased by $2.5 million or 14.7% to $19.5 million for the three month period ended September 30, 2001, from $17.0 million for the three month period ended September 30, 2000. Over this period, rent expense increased by $1.0 million as a result of an increase in rents related to our managed and leased sites where we often pay a portion of the rent based on the revenue we obtain on the site and as a result of rent escalators contained in many of our land lease agreements as well as in our managed and leased site agreements. Expenses for utilities increased by $0.4 million largely due to our colocation facilities as well as higher utility rates in many markets. Professional fees for mapping, surveys and engineering services increased by $0.7 million over this period. Direct operating expenses as a percentage of revenue increased to 41.8% for the three month period ended September 30, 2001, from 37.4% for the three month period ended September 30, 2000.

         General and administrative expenses increased for the three month period ended September 30, 2001, to $16.4 million from $4.0 million for the three month period ended September 30, 2000. The increase in general and administrative expenses relates to an increase of (i) $2.3 million in salaries and benefits as a result of increasing head count in our operations and finance areas, (ii) $7.8 million in bad debt expense as a result of our decision to increase reserves relative to the general economic down turn and the specific financial distress of some of our key customers, (iii) $1.9 million of contingent liabilities related to a site management contract, and (iv) an increase in the percentage of certain common costs allocated to general and administrative versus corporate development expenses. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups, the amount of cost allocated to general and administrative cost increased. As a percentage of revenue, general and administrative expenses increased to 35.2% of revenue for the three month period ended September 30, 2001, from 8.9% for the three month period ended September 30, 2000.

         Corporate development expense decreased by $12.7 million or 89.6% to $1.5 million for the three month period ended September 30, 2001, from $14.2 million for the three month period ended September 30, 2000. The decrease in corporate development expense relates to (i) a decrease in salaries and benefits of $2.0 million relating to a decreasing head count brought on by the cessation of most of our acquisition activities, (ii) a decrease of $8.4 million in aborted acquisitions and construction efforts directly related to our inability to access capital to complete our acquisition strategy in effect during the third quarter of 2000, (iii) a $0.5 million decrease in professional fees, and
(iv) a decrease in the percentage of certain common costs allocated to corporate development expense versus general and administrative expenses. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups, the amount of cost allocated to corporate development decreased. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our inability to access additional capital from the equity and debt markets on terms we believe are attractive, related to the ongoing SEC investigation which began during the third quarter of 2000, resulted in the significant decrease in the number of people supporting our corporate development efforts. Corporate development expenses decreased as a percentage of revenue to 3.2% for the three month period ended September 30, 2001, compared to 31.3% for the three month period ended September 30, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.5 million for the three month period ended September 30, 2001, from $0.1 for the three month period ended September 30, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to the growth in the business, the allocation of this growth, and related activity during this same period.

         Interest expense, net of amortization of original issue discount and interest income, increased 71.8% to $18.5 million for the three month period ended September 30, 2001, from $10.8 million for the three month period ended September 30, 2000. The increase is primarily attributable to the adoption of SFAS No. 133, which resulted in us recording an additional $6.2 million of interest expense for the three month period ended September 30, 2001. Of the total, $5.7 million represents the additional decline in the fair value of the interest rate swap agreement as of September 30, 2001, and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. The remaining increase is due to a decrease in interest income, recorded as a reduction of interest expense, due to the decline in our interest bearing cash balances, from $44.2 million at September 30, 2000, to $16.1 million at September 30, 2001.

         Impairment loss on assets held for sale represents the $47.6 million write-down of the five colocation properties, 88 parcels of land and the investment in Pinnacle Towers Ltd. that are now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         Statement of Financial Accounting Standard No. 121, "Accounting For The Impairment of Long Lived Assets and for Long Lived Assets to Be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to continuing negative developments during 2001 in the U. S. economy as a whole, and the continuing current year downturn in the telecommunications industry, including the recent deteriorating financial conditions of some of our key customers in the paging and wireless data segments of the industry, coupled with the significant decline in valuation multiples over the past six months for the tower sector in general and for Pinnacle specifically, it is our opinion that the recoverability of the carrying value of these assets may be in doubt. Accordingly, we evaluated the recoverability of each of our over 5,000 telecommunications assets on a site by site basis as of September 30, 2001. Based on this evaluation, we determined that assets with a carrying amount of $395.7 million were impaired and wrote them down by $254.2 million to their fair value. Fair value was based on estimated future cash flows to be generated. Cash flow was calculated from current run rate revenue for each site less an average of expenses over the past twelve months. We discounted the cash flow, which included a 4.0% annual growth in revenue and a 3.0% annual growth in expense, over the remaining useful life of the asset, assuming a discount rate commensurate with our current cost of capital.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities including earn-out payments, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from public equity offerings, bank borrowings, debt offerings, and cash flow from operations. Since the beginning of the previously disclosed SEC investigation, the Company has been unable to access additional capital through public equity or debt offerings. In addition, as a result of our entering into a forbearance agreement with our bank group discussed in more detail below, we are unable to borrow additional capital under our senior credit facility. As a result, until such time as additional sources of capital become available to us, our primary source of liquidity will be cash flows from operations as well as capital generated from asset sales to the extent such sales are approved by our bank group and then only to the extent such proceeds are not required to be applied to reduce our outstanding borrowings under our senior credit facility. As a result of our noncompliance with the financial covenants contained in our senior credit facility and the related Forbearance Agreement we entered into with our lenders, we have reclassified all our outstanding borrowings to current liabilities. We had a net working capital deficit of $45.5 million, excluding amounts related to long term debt classified as a current liability due to events of default, and net working capital of $21.9 million as of September 30, 2001, and December 31, 2000, respectively. Our ratio of total debt to stockholders' equity was 8.3 to 1.0 at September 30, 2001, and 1.7 to 1.0 at December 31, 2000.

         Senior Credit Facility

         For the quarter ended September 30, 2001, we were out of compliance with all financial covenants contained in our senior credit facility except for the consolidated fixed charge coverage ratio. This noncompliance represented an event of default. On November 16, 2001, we entered into a forbearance agreement with our bank group. Under this forbearance agreement, which is effective through December 12, 2001, our banks agreed not to exercise certain rights they have under an event of default. As a result, we have classified the outstanding borrowings under our senior credit facility as a current liability.

         In addition, the forbearance agreement (i) increases the interest rate on our borrowings by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%, (ii) eliminates our ability to borrow under the senior credit facility, (iii) allows us to sell our two St. Louis and our Beaumont Texas colocation facilities so long as the net proceeds are used as specified in the forbearance agreement which is primarily to establish a $2.5 million escrow account to collateralize outstanding letters of credit and to reduce outstanding borrowings under the senior credit facility including the payment of our December 31, 2001, scheduled amortization payment and (iv) limits our ability to make investments including capital expenditures and to incur additional indebtedness.

         We are in the process of attempting to negotiate an amendment to our senior credit facility to waive compliance with our financial covenants as of September 30, 2001, and to establish new financial covenants for future periods. While there can be no assurance that we will be able to reach an agreement on an amendment, we would expect that any amendment, if entered into, would eliminate our ability to borrow additional amounts under our senior credit facility and would shorten the maturity under our senior credit facility. Should we not be able to reach an amendment with our bank group it would have a material adverse impact on our ongoing operations. In addition if we are not able to reach an agreement on an amendment or should the maturity of the senior credit facility be shortened, we would likely be required to write-off certain deferred debt issuance cost related to our senior credit facility.

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

         The waiver also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for the periods subsequent to the date of the waiver. The amendment did not adjust the amended ratio requirements for future measurement dates. Additionally, fees paid of $1.8 million to the banks as a result of this amendment were deferred and are being amortized over the remaining term of the underlying debt agreement.

         Senior Discount Notes

         In March 1998, we completed an offering of the 10% Senior Discount Notes due 2008. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our senior credit facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon and a $20.0 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The notes will mature on March 15, 2008. Cash interest does not accrue on the notes prior to March 15, 2003. Thereafter, the notes will require semi-annual cash interest payments of $16.25 million.

         Convertible Notes

         On March 22, 2000, we completed a private placement of $200.0 million of 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007 unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the notes and the shares of our common stock issuable upon conversion of the notes, which was declared effective by the SEC on June 20, 2001.

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

         Other Indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of September 30, 2001, we had $29.3 million of seller notes outstanding bearing interest at rates ranging from 8.0% to 13.0% per annum. These amounts are supported by letters of credit issued by our agent bank.

         Public Offerings

         On January 24, 2000, we completed a secondary offering of common stock whereby we sold 7,200,000 shares of our common stock. The price per share was $41.00, resulting in net proceeds of approximately $283.0 million. The proceeds were invested initially in short-term liquid securities and were used along with borrowings made under the senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of September 30, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Capital Investments

         Capital investments, including acquisitions and earn-out payments for the nine month period ended September 30, 2001, were $42.1 million, compared to $434.1 million in the comparable 2000 period. A portion of our historical and ongoing capital expenditures relates to expenditures required to maintain our communication sites and generally cannot be curtailed. Due to our inability to access additional capital and to capital expenditure restrictions imposed by our senior credit facility and the forbearance agreement we entered into with our bank group, we expect to make limited additional capital investments for acquisitions, construction and upgrading of additional towers until such time as we may have access to additional capital. Limitations on our ability to upgrade or replace towers could impact our ability to add new customers to certain of our towers, and eventually our ability to retain existing customers on our sites.

         We do not expect to enter into any additional acquisition agreements until such time as we can access additional capital. Among the factors affecting our ability to complete all probable acquisitions are the availability of financing from our lenders and other sources of public or private debt and equity. As discussed elsewhere herein we have found accessing capital on attractive terms to be a challenge. We had to discontinue an equity offering during the third quarter of 2000. Additionally, we are precluded from making additional borrowings under our senior credit facility.

         On June 7, 2001 we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. As a result of the adoption of this plan, five colocation properties located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the properties, which were acquired during 2000, as of September 30, 2001, prior to any write-down was approximately $65.0 million. During the nine months ended September 30, 2001, the Company recognized a write-down adjustment of approximately $34.6 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these five properties. We estimated the fair market value less costs to sell by calculating the estimated purchase price based on an anticipated multiple of cash flows, which is materially consistent with recent third party offers. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. There can be no assurance the current pending proposal will result in a completed transaction.

         We have obtained approval from our senior credit facility lending group to sell our two St. Louis and our Beaumont Texas colocation facilities. The net proceeds from these sales will primarily be used to establish a $2.5 million cash collateral account to support our outstanding letters of credit and to repay outstanding borrowings under our senior credit facility including the payment of our December 31, 2001, scheduled amortization payment of $7.3 million.

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land and leasehold interests principally under towers currently owned by other tower companies have been deemed assets held for sale as well as our investment in a majority owned subsidiary, Pinnacle Towers Ltd. In accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of our interest in the 88 parcels of owned land and leasehold interests as of September 30, 2001, was approximately $12.9 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $5.0 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a Letter of Intent with an interested third party. Amortization expense has not been recognized since the date these assets were classified as held for sale. There can be no assurance the current pending proposal will result in a completed transaction.

         The historical carrying value of our investment in Pinnacle Towers Ltd as of September 30, 2001, was approximately $9.8 million. During the three months ended September 30, 2001, we recognized a write-down adjustment of approximately $2.8 million, which is included in impairment on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a pending proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale. There can be no assurance the current pending proposal will result in a completed transaction.

         We will need the approval of our senior credit facility lending group to sell the 88 land parcels and our interest in Pinnacle Towers Ltd. We would expect a substantial portion of the net proceeds from the sale of these assets, or any other assets which we may subsequently decide to sell, to be used to pay outstanding borrowings under our senior credit facility.

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

         The adoption of SFAS No. 133 resulted in us recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to other comprehensive income of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of our interest rate swap agreement. We estimated that we would reclassify into earnings during the twelve-month period ending December 31, 2001, approximately $2.0 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         The earnings impact recorded during the three and nine month periods ending September 30, 2001, relating to this interest rate swap was approximately $6.2 million and $11.7 million, respectively, and is recorded in interest expense in the unaudited condensed consolidated statement of operations. For the three months ended September 30, 2001, approximately $5.7 million represents a decrease in the fair value of the interest rate swap agreement and approximately $0.5 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense. For the nine months ended September 30, 2001, approximately $10.2 million represents the decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.5 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense.

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

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of September 30, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of September 30, 2001, the applications of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

         In August 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001, and early adoption is permitted. The new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and provide a single accounting mode for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         We will apply the new rules on accounting for impairment or disposal of long-lived assets beginning January 1, 2002. We are currently evaluating the effects, if any, of the application of this standard.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following discussion highlights some of the risks and uncertainties that may affect our future operating results.

We will not be able to effect our business plan if we do not have the required cash.

         We were not in compliance as of September 30, 2001 with certain financial covenants contained in our senior credit facility. Because this noncompliance represents an event of default, we have negotiated a limited Forbearance Agreement wherein our senior banks have agreed to forgo certain rights they have through December 12, 2001. During the effective period of the Forbearance Agreement we will try to renegotiate portions of the senior credit facility to waive our current noncompliance as of September 30, 2001, and to establish new financial covenants in the future. There can be no assurance that we will be able to negotiate a suitable amendment to our senior credit facility. However, should we be able to negotiate an amendment to our senior credit facility it will likely contain a significantly shortened maturity date. It is highly unlikely that cash generated from our operations will be sufficient by itself to make the principal payment due at maturity should the maturity be shortened. Therefore, if we are unable to raise additional capital and then unable to further renegotiate our credit facility, we will likely default on our obligation to make the required principal payment. In such circumstances, we might have to seek bankruptcy protection. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

         In addition, we must make interest payments on our senior discount notes beginning in September of 2003. Unless we are able to access additional capital, we may not have sufficient liquidity to make those interest payments. Therefore, if we are unable to raise additional capital and then unable to renegotiate our senior discount notes, we will likely default on our obligation to make the required interest and principal payments. In such circumstances, we might have to seek bankruptcy protection. If we are unable to generate sufficient cash flow from operations to service our indebtedness and fund our other liquidity needs, we will be forced to adopt an alternative strategy that may include further elimination of acquisitions, tower construction and other capital expenditures, selling assets, restructuring or refinancing our indebtedness or seeking additional equity capital. We cannot assure you that any of these alternative strategies could be effected on satisfactory terms, if at all, and the implementation of any of these alternative strategies could have a negative impact on our business. In addition, to qualify and remain qualified as a REIT, we must distribute to our stockholders 90% of our taxable income computed without regard to net capital gains and deductions for distributions to our stockholders and 90% of certain foreclosure income. If made, such distributions could further reduce the amount of cash available to us to effect our business plan.

The loss of any significant customer could adversely affect our business.

         We have certain customers that account for a significant portion of our revenue. For the nine months ended September 30, 2001, Arch Communications Inc. (which acquired MobileMedia Communications in 1999 and PageNet, Inc. in 2000), Nextel and Motorola represented 12.9%, 5.7% and 3.5%, respectively, of our revenue, on a run rate basis. On August 24, 2001, Arch Wireless Holdings Inc., wholly owned subsidiary of Arch Communications Inc., announced that it was in default under its credit agreement for nonpayment of interest. On November 9, 2001 Arch Wireless Holdings Inc. further announced that certain holders of its 12 3/4% senior notes commenced an involuntary case under Chapter 11 of the United States Bankruptcy Code. The loss of one or more of our major customers, or a reduction in their utilization of our communications site rental space due to their insolvency or other inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition.


The terms of our indebtedness impose significant restrictions on us.

           Our senior credit facility requires us to comply with certain financial ratios and tests, under which we are required to achieve certain financial and operating results. As of September 30, 2001, we were not in compliance with the financial covenants contained in our senior credit facility, which represents an event of default. As a result, the lenders of our senior credit facility may declare the indebtedness immediately due and payable, which would result in a default under the convertible notes and the senior discount notes. Our senior credit facility lenders have entered into a forbearance agreement under which they have agreed to forgo certain rights they have related to our existing events of default through December 12, 2001. During this time we will attempt to negotiate an amendment to our senior credit facility to waive our noncompliance and to establish new covenant levels for the future. We cannot assure that we will be able to negotiate an amendment or an additional forbearance and should we not, we do not have sufficient liquid assets to pay indebtedness outstanding under our senior credit facility, the notes and the senior discount notes.

          In addition, certain provisions of the indenture governing our 5.5% convertible subordinated notes due 2007 and the indenture governing our 10% senior discount notes due 2008 by and between us and The Bank of New York, as trustee, contain covenants that restrict our ability to:

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

The Change of Control Provisions contained in the notes, the senior discount notes and the senior credit facility may restrict our ability to attract additional capital.

         Upon the occurrence of certain change of control events, holders of the convertible notes and the senior discount notes may require Pinnacle Holdings Inc. to offer to repurchase all of their notes. Additionally, a "change of control" (as defined in the indenture governing the convertible notes and the senior discount notes indenture) is an event of default under our senior credit facility, which would permit the lenders to accelerate the debt, which also would cause an event of default under the indenture governing these notes and the senior discount notes indenture. Based on our current market capitalization any significant equity investment in the Company could trigger the change of control depending on the structure of the equity investment. As a result, the change of control provisions contained in our debt agreements could result in new equity investors being unwilling to make an investment in the Company.

Our business depends on demand for wireless communications.

         Substantially all of our revenue is derived from leases of communications site space. Most of those leases are with wireless communications providers including approximately 30% of which are with companies in the paging and wireless data industries. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular, paging and other wireless communications services. The paging and wireless data industry in general is currently experiencing financial difficulties. Our largest customer Arch Communications has announced that they are in default of their senior bank agreement and has indicated that they may seek Bankruptcy protection as part of their reorganization plan. In addition, two smaller paging customers recently filed for bankruptcy and rejected certain of their site leases with us during their bankruptcy proceedings. We cannot assure you that additional paging and wireless data customers will not do the same. If they do, it could have a material adverse effect on our results of operations.

         We also cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, PCS, fixed microwave, SMR, ESMR and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

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

         As previously disclosed, we are involved in an SEC investigation and the SEC Staff has requested information from us and our former independent accountants, PWC, as part of its inquiry. The SEC's investigation appears to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as our auditor. We have cooperated and intend to continue to cooperate with the SEC in its investigation.

         We cannot predict the outcome of the SEC's investigation, or predict when the investigation will be resolved. Regardless of the outcome, however, we have incurred substantial costs and the investigation has caused a diversion of our management's time and attention. Additionally, Pinnacle may suffer loss of investor confidence because of the SEC investigation. The longer it takes to resolve the investigation, and the less favorable the eventual outcome of the investigation is to Pinnacle, the greater the loss of investor confidence may be. As a result, the market prices at which Pinnacle's securities will trade could be adversely affected.

         In March of 2001, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of E&Y to re-audit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the re-audit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

We previously depended on acquisitions and the integration of those acquisitions into our business.

         Historically, our business plan has been materially dependent upon the acquisition of additional communications sites. Due to our current inability to access additional capital, we are unable to fund any material amount of acquisitions. We historically have financed our capital expenditures, including acquisitions, through a combination of borrowings under bank credit facilities, two debt offerings, bridge financing, equity issuance's, seller financing and cash flow from operations. We have no borrowing capacity under our credit facility. In addition, we have effectively been precluded from accessing necessary capital in light of the investigation of us by the SEC and as a result of market conditions, including a significant decline in the stock market's valuation of tower sector public companies over the last several months. We cannot assure you that adequate funding for future acquisitions will become available or, if available, on terms acceptable to us or permitted under the terms of our existing indebtedness.

         If we regain access to capital, we could refocus our business on acquiring additional communications sites at prices we consider reasonable in light of the operating cash flow we believe we will be able to generate from these sites when acquired and our ability to finance such acquisitions. Until recently, the prices of acquisitions within the industry have generally increased over time. Additionally, we compete with certain wireless communications providers, site developers and other independent communications site owners and operators for acquisitions of communications sites, some of which have greater financial and other resources than we have. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Our inability to grow by acquisition or to accurately estimate the amount of revenue that will be generated from such acquisitions may affect us adversely. Although we believe that opportunities may exist for us to grow through acquisitions, we cannot assure you that we will be able to identify and consummate acquisitions on terms we find acceptable. Certain provisions of our senior credit facility and the notes may limit our ability to effect acquisitions. Further, we cannot assure you that we will be able to profitably manage and market the space on additional communications sites acquired or successfully integrate acquired sites with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, and combining disparate company cultures and facilities and operating sites in geographically diverse markets. Accordingly, we cannot assure you that one or more of our past or future acquisitions may not have a material adverse effect on our financial condition and results of operations.

We have a history of operating losses. We have generated losses from operations and negative cash flow, and we may continue to do so.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 1998, 1999 and 2000, and the nine months ended September 30, 2001, our earnings were insufficient to cover combined fixed charges and preferred dividends by approximately $6.7 million, $8.8 million, $44.5 million and $368.1 million, respectively. We expect to continue to experience net losses in the future, principally due to interest charges on outstanding indebtedness and substantial charges relating to depreciation of our existing and future assets. These net losses may be greater than the net losses we have experienced in the past.

Our substantial indebtedness could adversely affect our financial condition; we may incur substantially more debt.

         We have a high level of indebtedness. As of September 30, 2001, we had approximately $896.9 million of indebtedness outstanding. We are currently not in compliance with certain financial covenants contained in our senior credit facility, which represents an event of default.

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

         We may incur substantial additional debt in the future. While the terms of our outstanding debt do not fully prohibit us from doing so, we currently are prohibited from doing so as a result of the Forbearance Agreement we entered into with our senior credit facility lenders. In addition, we would expect that any amendment entered into to cure our event of default may restrict our ability to incur additional indebtedness. If new debt is added to our current levels, the related risks described above could intensify.

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

         Motorola's representations and warranties in the purchase agreement between us and Motorola did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola purchase agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

         In addition, we cannot assure you that tenants on the sites obtained in the Motorola Antenna Site

Acquisition will not cancel their leases. We have experienced a reduction in the number of communications sites leased by Nextel for its analog SMR business. We anticipate that Nextel will continue to phase out its analog SMR business for the foreseeable future.

         Of the over 5,000 sites that the Company reviewed, pursuant to SFAS No. 121, to determine whether its long-lived assets were impaired, some 830 sites determined to be impaired were those acquired in the Motorola Antenna Site Acquisition. Of the total $254.2 write-down previously described, some $46.7 million, or 18.4% of the total write-down relates to these 830 sites. The revenue from all sites acquired in the Motorola Antenna Site Acquisition accounts for 40.7% of the Company's total revenues from its tower sites on a run rate basis.

Pinnacle and one of its current officers and two of its former officers are defendants in several stockholder class action lawsuits.

         Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card and its former Chief Executive Officer, Robert Wolsey, were named defendants in a lawsuit filed in the United States District Court for the Middle District of Florida, Tampa Division. Subsequently, one or more substantially identical lawsuits were filed in the same court. The named plaintiffs in these lawsuits claimed to have filed the lawsuits on behalf of all persons who purchased our securities during the "class period" between January 18, 2000 and March 17, 2001. The Plaintiffs allege that Pinnacle and the officer defendants violated Section 11 of the Securities Act of 1933 and Section 10 of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated under it by making misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition and other related matters in various press releases and filings with the SEC. The Plaintiffs have requested compensatory damages, attorneys' fees, experts' fees and other relief. We intend to respond appropriately and in the best interests of Pinnacle to these matters; however, we cannot assure you that we will prevail in such litigation. Securities lawsuits could result in substantial costs and divert management's attention and resources, which may have a material adverse effect on our financial condition and results of operations.

Pinnacle Holdings Inc. is a holding company. Its only source of cash is from distributions from its subsidiaries and interest earnings of cash invested.

         Pinnacle Holdings Inc. is a holding company with essentially no operations of its own and conducts all of its business through its subsidiaries. The notes and the senior discount notes are obligations exclusively of Pinnacle Holdings Inc. Pinnacle Holdings Inc.'s only significant asset is the outstanding capital stock of its subsidiaries. Pinnacle Holdings Inc. is wholly dependent on the cash flow of its subsidiaries and dividends and distributions to it from its subsidiaries in order to service its current indebtedness, including payment of principal, premium, if any, and interest on the convertible notes and the senior discount notes, and any of its future obligations.

         Pinnacle Holdings Inc.'s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to its notes or to make any funds available therefor. The ability of Pinnacle Holdings Inc.'s subsidiaries to pay such dividends and distributions will be subject to, among other things, the terms of any debt instruments of its subsidiaries then in effect and applicable law. Pinnacle Holdings Inc. will need sufficient funds available to pay cash interest on the convertible notes and, beginning on September 15, 2003, the senior discount notes and to repay the convertible notes and the senior discount notes when required. We cannot assure you that Pinnacle Holdings Inc.'s subsidiaries will generate cash flow sufficient to pay dividends or distributions to Pinnacle Holdings Inc. in order to pay interest or other payments on the convertible notes and the senior discount notes. Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of September 30, 2001, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including long-term debt, guarantees of Pinnacle Holdings Inc.'s debt, current liabilities and other liabilities) was approximately $964.5 million.

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

Competition for site leasing customers is intense.

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

         Wireless communications providers that own and operate their own communications site networks generally are substantially larger and have greater financial resources than we have. We believe that site locations and capacity, price, quality of service, type of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting communications site rental companies. We believe that competition for communications site acquisitions will increase and that additional competitors will enter the tower rental market, certain of whom may have greater financial and other resources than we have.

The colocation facility business is difficult to evaluate because of its short operating history; our potential divestment of our interest in colocation facilities could result in a loss.

         We recently acquired certain carrier neutral colocation facilities. The business of providing colocation facilities is a new industry. Although a number of emerging companies are developing similar businesses, we are not aware of any company that has successfully executed a business plan that includes colocation facilities. Accordingly, neither we nor you have the benefit of a comparable historical business model to analyze the colocation facilities and its prospects. As a result of our decision not to pursue these colocation facility business opportunities, we have recorded a loss based on a decline in the fair market value of these assets as compared to the purchase price we paid for the assets. We are currently attempting to divest of these assets, which could result in an additional loss.

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

         The FCC and the Federal Aviation Administration (the "FAA") regulate towers used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications equipment operating on communications sites is separately regulated and independently licensed by the FCC. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to aviation. Tower owners may have an obligation to paint towers or install lighting to conform to FAA standards and to maintain such painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities. Such factors could have a material adverse effect on our financial condition or results of operations.

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

         The demand for carrier neutral colocation facility sites will also be affected by evolving industry standards and changes in customer demands. Future advances in technology may be beneficial to, or compatible with, colocation facilities, and technological advances may not be able to be incorporated on a cost-effective and timely basis. For example, the further development of wireless communications capabilities could lead to a reduced need for colocation facilities' products and services.

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

We could be subject to claims relating to radio frequency emissions.

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

         Even if we qualify as a REIT, we are required to pay some Federal, state and local taxes on our income and property. As a REIT, we will be subject to federal income tax in the following circumstances. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, we may be subject to the "alternative minimum tax" on undistributed items of tax preference, if any. Third, if we have (i) net income from the sale or other disposition of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other nonqualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the gross income test , and nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to tax in an amount based on the extent to which we failed such test. Sixth, if we should fail to distribute during each calendar year at least the sum of (i) 90% (95% prior to January 1, 2001) of our REIT ordinary income for such year, (ii) 90% (95% prior to January 1, 2001) of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If we elect to retain and pay income tax on our net long-term capital gain in a taxable year, any retained amounts would be treated as having been distributed for purposes of the 4% excise tax. Seventh, we will be subject to a 100% excise tax to the extent that certain transactions between us or our tenants and a "taxable REIT subsidiary" of ours are not conducted on an arm's length basis. Eighth, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us, then to the extent of such asset's "built-in-gain" (i.e., the excess of the fair market value of such asset at the time of acquisition by us over the adjusted basis in such asset at such time), such gain will be subject to tax at the highest regular corporate rate. The results described above with respect to the recognition of "built-in-gain" assume that we have timely and validly made the requisite election pursuant to IRS Notice 88-19 or the temporary regulations as to such acquisitions and will do so as to any future such acquisition. If we have not timely and validly made such election in the manner described in such notice or temporary regulations, then we are required to recognize on a current basis the `built-in-gain" with respect to all of the assets so acquired for that year unless the IRS grants us relief from such failures. In addition, no judicial, administrative or other precedent or authority addresses what effect the recognition of such income in respect of such acquisitions may have on our REIT election for the year of recognition and subsequent years, if either such extension is not granted by the IRS.

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

         The stock market has from time to time experienced significant price and volume fluctuations that have affected the market price for the common stock of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a material decline in the market price of our common stock. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. We are currently involved in this type of litigation. We have incurred substantial expenses and diversion of management's attention and resources associated with the litigation, which could have a material adverse effect upon our business and operating results.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         We are exposed to market risks from changes in interest rates charged on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of September 30, 2001, and December 30, 2000, pursuant to the requirements of our senior credit facility, we had $385.3 million and $392.4, respectively, in long-term debt subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both periods. The remaining $511.5 million and $493.9 million of long term debt as of September 30, 2001 and December 30, 2000, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $125.3 million and $132.4 million as of September 30, 2001 and December 31, 2000, respectively.

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325.0 million under the our 10% Senior Discount Notes due 2008, $200.0 million under our 5.5% Convertible Subordinated Notes due 2007, and $392.6 million under our senior credit facility as of September 30, 2001:

                                                                      Expected Maturity Date
                                                                      ----------------------
                                             2001          2002          2003          2004          2005        Thereafter
                                         -----------   ------------   -----------   -----------   -----------   ------------
Liabilities
Long-term Debt
  Fixed Rate (7.97%)                     525,000,000            --           --            --            --             --
  Variable Rate (Weighted Average
   Interest Rate of 8.43%)               392,620,442            --           --            --            --             --

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

INFLATION

         Because of the relatively low levels of inflation experienced in 2000 and the nine months ended September 30, 2001, inflation did not have a significant effect on our results in such periods.

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

         We cannot predict the outcome of the SEC's investigation. Regardless of the outcome, however, we have incurred substantial costs and the investigation has caused a diversion of our management's time and attention.

         In March 2001, we announced that in order to remove uncertainty with respect to the independence issues, the Audit Committee of Pinnacle's Board of Directors authorized the engagement of E&Y to re-audit our financial statements for the year ended December 31, 1999 and audit the year ended December 31, 2000. As a result of the re-audit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have capitalized all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         Stockholder Class Actions

              Pinnacle, its Chief Operating Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000, secondary offering, were recently named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No. 8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999, and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000, secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition.

         The plaintiffs have also alleged that the directors, and Messrs. Wolsey and Day are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Wolsey, Day and Card, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.

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

         On October 31, 2001, the defendants filed their motion to dismiss this complaint. An effect of this motion is to postpone any discovery in this case until after the court rules on the motion.

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5.  OTHER INFORMATION.

         Mr. Wolsey's employment as a Senior Advisor to the CEO was recently terminated by the Company's Board of Directors.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

(b) During the quarter ended September 30, 2001, we filed no Current Reports on Form 8-K with the SEC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  Pinnacle Holdings Inc.

Date  November 19, 2001           By: /s/ William T. Freeman
                                     ---------------------------------
                                       William T. Freeman
                                       Chief Financial Officer and Secretary

                                  Duly Authorized Officer and Principal
                                   Financial Officer.

                                  EXHIBIT INDEX



  EXHIBIT NO.                           DESCRIPTION
  -----------                           -----------

    10.1 Limited Forbearance Agreement, dated as of November 16, 2001, among Pinnacle Towers Inc., each of its subsidiaries and the several lending institutions that are a party thereto and Bank of America, N.A. as administrative agent for the lenders.
    10.2                 Purchase and Sale Agreement, dated as of September
                         17, 2001 between Pinnacle Towers Inc., and Benn W.
                         Bundy.