Form 10-K
period 2001-12-31
PINNACLE HOLDINGS INC
filed 2002-04-16
CIK 1058986

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

For the fiscal year ended December 31, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

                         Commission file number: 0-24773

                             PINNACLE HOLDINGS INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                      65-0652634
         ---------------------------------    --------------------
            State or other jurisdiction         (I.R.S. Employer
         of incorporation or organization)     Identification No.)

                301 North Cattlemen Road, Sarasota, Florida 34232
               ---------------------------------------------------
               (Address of principal executive offices) (zip-code)

Registrant's telephone number, including area code: (941) 364-8886

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.001 Preferred Stock Purchase Rights

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements in the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting common stock held by non-affiliates as of April 12, 2002 was approximately $3.4 million. There were 48,589,444 shares of the registrant's common stock, par value $.001 per share, outstanding on April 12, 2002.

                                     PART I

ITEM 1. BUSINESS

         As used in this Annual Report on Form 10-K for the fiscal year ending December 31, 2001, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its subsidiaries.

OVERVIEW

         We are an independent provider of wireless communications site space in the United States. We focus primarily on renting space on communications sites to providers of wireless communications services, such as personal communications services ("PCS"), cellular, paging, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("ESMR"), wireless data transmission and radio and television broadcasting. Our business strategy is focused on growing cash flow by increasing tenancy on our existing sites. Previously, our business strategy included the acquisition of telecommunication sites located in areas of high wireless rental site demand. However, as a result of our inability to access additional capital as described elsewhere in this report, we have significantly curtailed our strategy of growth through acquisitions and have ceased pursuing the acquisition opportunities we were in the process of pursuing. See "Forward-Looking Statements and Associated Considerations." However, we believe that our extensive base of communications sites leaves us, if adequately capitalized, well positioned to benefit from the growth opportunities in wireless communications, which is resulting in on-going demand for communications site rental space.

         Since our formation in May 1995, we have focused on creating a portfolio of communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa. As of December 31, 2001, we had 4,472 communications sites, including 2,619 owned sites, 788 "managed" sites and 1,065 "leased" sites. An owned site is generally a site where we own the tower and either lease or own the underlying land. Managed sites are tower or rooftop communications sites owned by others where we have the exclusive right to market antenna space. Leased sites are tower or rooftop communications sites owned by others where we have a non-exclusive right to market antenna space.

         We currently have over 3,500 customers renting space on one or more of our communications sites. Our tenants include all forms of wireless communications providers, operators of private wireless networks and government agencies, including Arch Wireless Holdings, AT&T Wireless, the Federal Bureau of Investigation, the Drug Enforcement Agency, Nextel, Southern Communications, Sprint PCS and Verizon. Our customers are generally responsible for the installation of their own equipment and in many cases, the incremental utilities costs associated with that equipment. In addition, adding customers on a communications site does not increase our monitoring, maintenance or insurance costs. Therefore, when new customers or additional equipment are added to a communications site, we are able to increase revenue with limited incremental costs, thereby increasing cash flow margins. Furthermore, our revenue stream is typically stable as our communications site locations serve an essential function in our customers' wireless networks and cannot easily be replaced. We experienced a level of tenant churn in 2001 that was higher than our historical level of churn due primarily, we believe, to changes in certain of our customer segments underlying communications technology resulting in a decrease in their need to retain their equipment on certain of our towers and to a lack of capital resources to fund their business plans.

         We believe that "same site" revenue growth is a meaningful indicator of the organic growth of our business. Same site revenue growth is measured by comparing the annualized revenues of our communications sites at the end of a period to the annualized revenues for the same sites at the end of a prior period without considering revenues from the communications sites we acquired during the period. Taking into consideration leases for new tenants, we experienced same site revenue growth of approximately 6.3% on our owned sites for the 12 months ended December 31, 2001, while the revenue we generated on our managed and leased sites declined 8.8% during the year ended December 31, 2001 as compared to the same sites in the year ended December 31, 2000.

         In August 2000, we became the subject of an investigation being conducted by the Securities and Exchange Commission (the "SEC"). On December 6, 2001, we entered into a settlement with the SEC relating to our original accounting for the August 1999 acquisition of certain assets from Motorola, Inc. We restated our accounting for that transaction in filings made with the SEC in April and May 2001. In the settlement, we consented, without admitting or denying the SEC's findings, to the SEC's entry of an administrative order that we cease and desist from committing or causing violations of the reporting, books and records, and internal control provisions of the Federal securities laws. The SEC order does not claim any violation of the antifraud provisions of the Federal securities laws, nor does it assess a monetary penalty or fine against us. As previously disclosed, we cooperated fully with the SEC in its inquiry.

OUR FINANCIAL CONDITION

         Market conditions, including a significant decline in the stock markets' valuation of tower sector public companies, as well as wireless communication service providers, over the past year, have effectively precluded us from raising capital to fund our historical levels of acquisitions and business operations. The SEC investigation and the restatement of our financial statements has also had significant impact on our ability to access capital.

         In addition, beginning in the third quarter of 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an "Event of Default" under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended as of April 11, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under our senior credit facility. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers' ability to incur additional debt; (5) limit Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings' 5.5% Convertible Notes due 2007 (the "Convertible Notes"); (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein. As of March 15, 2002, we stopped paying interest on all of our Convertible Notes, which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility. There can be no assurance that we will satisfy the terms necessary in order for our lenders to continue forbearing from their remedies available as a result of our noncompliance with our senior credit facility.

         Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing our 10% Senior Notes due 2008 (the "Senior Notes") and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under other commercial agreements.

         As a result of these factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure. In December 2001, we engaged the Gordian Group, L.P., a New York investment banking firm ("Gordian"), to assist us in further exploring a variety of investment and deleveraging alternatives, including stand-alone recapitalization and third-party investment scenarios, both in and out of bankruptcy. Based on the structure of our capitalization, we do not believe a restructuring outside of bankruptcy is feasible. A variety of potential investors and other third parties have been contacted as part of that process since mid 2001.

POTENTIAL RECAPITALIZATION

         As previously mentioned, we have been in active discussions with potential investors and other third parties, as well as certain holders of our Senior Notes. While no definitive agreement has been reached with a specific party, based on discussions we have had to date, we currently anticipate that an investment and recapitalization of Pinnacle could entail some or all of the following:

         - an investment in Pinnacle in exchange for substantially all of Pinnacle Holdings' equity interest in the recapitalized company;

         - holders of our Senior Notes and Convertible Notes receiving consideration in the form of cash and/or equity interests in the recapitalized company in exchange for their current interests; provided that, because the Convertible Notes are subordinated to the Senior Notes, the holders of the Convertible Notes will likely receive substantially less consideration than the holders of the Senior Notes; and

         - other secured claims and general unsecured claims of Pinnacle being paid substantially in full in accordance with their respective terms.

         We expect that in order to complete any proposed investment and recapitalization it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Bankruptcy Code") and that an investment and recapitalization would be implemented through the confirmation and consummation of a plan of reorganization. In such a case, we currently anticipate that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities or rights to acquire equity securities of Pinnacle would be entitled to little or no recovery and that those claims and interests would be cancelled for little or no consideration. Accordingly, and as indicated in our previous disclosures, we anticipate that all, or substantially all, of the value of all investments in common stock of Pinnacle will be lost.

         While we implement the recapitalization, we expect to continue to operate in the ordinary course of business, subject to the provisions of the Bankruptcy Code. Our current plans with respect to the recapitalization would contemplate that our trade suppliers, unsecured trade creditors, employees and customers would not be materially adversely affected while we are involved in the recapitalization process, even if that process involves Chapter 11 bankruptcy proceedings. During this recapitalization process, we are attempting to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

         For further discussion of our recapitalization, see "Our Financial Condition" and "Liquidity and Capital Resources" in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also "Forward-Looking Statements and Associated Conditions."

INDUSTRY BACKGROUND

         Communications sites are primary infrastructure components for wireless communications services such as PCS, cellular, paging, SMR, ESMR, wireless data transmission and radio and television broadcasting. Wireless communications companies require specialized wireless transmission networks in order to provide service to their customers. Each of these networks is configured to meet the requirements of a particular carrier to cover a geographic area and include transmission equipment such as antenna, transmitters and receivers placed at various locations throughout the covered area. These locations, or communications sites, are critical to the operation of wireless communications networks and consist of towers, rooftops and other structures on which the equipment may be placed. Wireless communications providers design their networks and select their communications sites in order to optimize their wireless signal propagation, taking into account the projected geographic area the site will cover, the topography of the area, the number of subscribers to be covered and the requirements of the technology being deployed.

THE WIRELESS COMMUNICATIONS INDUSTRY

         The wireless communications industry is continuing to grow as:

         - businesses and consumers become increasingly aware of the uses and benefits of wireless communications services;

         - the costs of wireless communications services per minutes of use declines; and

         - new wireless communications features and technologies are developed.

         Changes in Federal regulatory laws have led to increases in the number of competitors in the wireless communications industry. This competition, combined with an increasing reliance on wireless communications services by consumers and businesses, has increased demand for higher quality networks with wide reaching and reliable service. As new service carriers build out their networks and existing carriers upgrade and expand their networks to maintain their competitiveness, the demand for communications sites is expected to increase dramatically.

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

         - PCS. PCS is a wireless communications technology competing with cellular that offers a digital signal that is clearer and offers greater privacy than analog cellular systems. PCS companies are expected to be substantial users of tower space primarily because:

                  - up to seven PCS licenses have been issued by the Federal Communications Commission ("FCC") in each market (versus two licenses for cellular); and

                  - PCS technology requires more communications sites to cover the same geographic area as cellular technology.

         According to Cellular Telecommunications & Internet Communications Industry Association Members ("CTIA") industry publications, there were approximately 97 million wireless subscribers in the United States as of June 30, 2000, which are estimated to have grown to 118 million wireless subscribers as of June 30, 2001.

         CTIA estimates that as of June 30, 2001 there were approximately 114,000 antenna sites in the United States. This number increased by approximately 18,000 antenna sites from June 30, 2000. While some of these wireless communications systems may use existing communications sites, it is expected that a large number of new sites will be required for the deployment of wireless networks. Telecommunication service providers are continuing to build out their networks by adding additional communication sites to increase coverage and capacity.

         - Paging. Paging has enjoyed significant growth until recent years. Declining prices, wider geographic reach and increasing demand by consumers spurred this growth. Currently the number of one-way paging subscribers is declining while the number of two-way paging customers is growing. While network construction by the paging industry has reached a level of maturity, it is expected that additional transmitter equipment will be required to deploy new paging technologies, such as two-way paging applications. Paging companies will also, however reduce the number of one-way transmitters they utilize as they rationalize their networks. Paging companies have historically relied heavily on rental towers and are expected to continue to do so.

         - SMR/ESMR. SMR companies provide two-way radio communications primarily for commercial purposes. Two-way private business radio is used primarily for businesses engaged in dispatching personnel or equipment to work sites with users including construction and trucking companies, courier services, utilities, hospitals and taxicabs. Each service provider holds an FCC radio license that allows it to transmit over a particular frequency, and most providers lease space on local communications sites for transmission purposes. As a result of advances in digital technology, certain wireless communications providers have deployed advanced digital technologies called ESMR. ESMR increases the capacity of radio networks allowing more efficient use of allocated frequencies. These efficiencies and improvements allow ESMR to provide wireless telephone service that can compete with cellular and PCS. As more commercial users are attracted to enhanced SMR services, the demand for communications site space to support this broader use should also increase. Nextel and Southern Communications are currently the leading ESMR providers in the United States.

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

         - Broadcast and Wireless Cable. Broadcasters transmit AM/FM radio signals and VHF and UHF television signals in order to obtain the broadest and clearest coverage available. A broadcast station's coverage is one of the primary factors that influence the station's ability to attract advertising revenue. Once a communications site location is chosen, broadcasters rarely change sites because of complex regulatory requirements, high switching costs and business disruption. Although the U.S. broadcasting industry is generally mature in its demand for transmission communications site capacity, a significant increase in demand for communications site space may occur when digital transmissions are used to deliver high definition television or digital multi-casting, i.e., multiple "normal" definition television channels.

         -        Emerging Technologies and Availability of FCC Spectrum.
                  Several new entrants in the wireless communications industry are emerging as new technology becomes available and as the FCC authorizes additional radio spectrum for use. While currently in early stages, wireless internet access may result in substantial increases in utilization of available spectrum. We believe this would likely result in demand for additional site rental space. Wireless local loop systems provide non-mobile telecommunications services to users by transmitting voice and data over radio waves from the public switched network to the customer location. This technology allows competition for non-mobile telephone revenue (primarily commercial customers in office building environments) via the utilization of fixed wireless technology, which is typically installed on building rooftops. Wireless data transmission is also widely viewed as being in its infancy and may provide revenue growth opportunities for us in the future. Automatic Vehicle Monitoring/Location and Monitoring Services such as "Lo Jack" also require a minimum of three towers to provide their services in a particular coverage area. In addition to their current uses, we believe that monitoring/tracking service providers will use this technology to provide fleet tracking, rail and container transportation monitoring, security and access control, etc.

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

         In addition to towers, wireless communications equipment can also be placed on building rooftops. Rooftop sites are common in urban downtown areas where tall buildings are available and multiple communications sites are required because of the high volume of wireless traffic. At December 31, 2001, our revenue producing portfolio consisted of 1,816 guyed, 1,044 self supporting lattices, 154 monopoles and 834 rooftop and other sites.

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

         During the mid-to-late 1980's, a number of independent communications site owners began to emerge, marking the beginning of the site rental industry. These independent tower owners focused on owning and managing towers and rooftops with multiple customers. We believe the majority of these operators were individuals with a small number of local rental towers offering very limited coverage areas. Since 1995, however, several larger independent communications site owners have emerged as demand for wireless communications services has continued to grow and as additional high frequency licenses were awarded for new wireless communications services. Both trends led to a need for networks with an extensive tower infrastructure. Rental communications sites in many parts of the United States are still largely owned by many different companies and individuals. As the demand for communications sites has been increasing, there has been a growing trend by municipalities to slow the proliferation of towers. These trends have contributed to an increasing need for strategically located towers that can accommodate multiple wireless communications providers.

OUR BUSINESS STRATEGY

         Our objective is to create value by growing cash flow. We believe we can do this by aggressively marketing existing communications sites as well as by selectively constructing new towers. Our prior business strategy was largely based on making acquisitions of existing communication sites in areas of high demand for wireless services. As a result of our inability to access additional capital we have ceased our acquisition strategy and curtailed our construction of new towers and have focused on aggressively marketing existing communications sites.

OUR MARKETING AND DEVELOPMENT STRATEGY

         We aggressively market rental space on our communications sites to leverage our fixed costs over a broad base of customers. Our customers are generally responsible for the installation of their own equipment and, in many cases, the utility costs associated with operating their equipment. In addition, adding customers to an existing communications site does not increase our monitoring, maintenance or insurance costs. Accordingly, when customers are added to an existing owned site, there is little additional expense and the additional revenue increases our cash flow margins. The key elements of our marketing and development strategy include the following:

         - We offer strategically located clusters of communications sites. By owning and assembling clusters of towers in high growth regions, we believe that we are able to offer our customers the ability to rapidly and efficiently fulfill their network expansion plans across a particular market or region, which we believe provides us with a significant competitive advantage. We also believe that the managed and leased sites we acquired in the Motorola Antenna Site Acquisition (as defined herein) has enhanced our competitive position by allowing us to offer more communications sites, in more locations, to our customers.

         - We target a diversified customer base. The number of antennas a tower can accommodate varies depending on the type of tower (guyed, self-supporting lattice or self-supporting monopole), the height of the tower and the nature of the services provided by such antennas. The substantial majority of our towers are tall self-supporting lattice and guyed towers that can support a large number of antennas and therefore enable us to market our tower space to a diverse group of wireless communications providers. In addition, rooftop sites allow us to further diversify our customer base by providing us with an inventory of high altitude sites suitable for newer technologies like HDTV.

         - We take advantage of our customer relationships. We believe that we have established a reputation among our customers as a professional and reliable tower space provider. This reputation has been achieved through ongoing investment in the development of relationships at multiple levels of our customers' organizations. We believe that important factors in generating interest in our towers are the customer's awareness of the quality of a particular site, the ease of doing business with one lessor and the location of our other towers.

OUR PRIOR ACQUISITIONS

         We were previously an active acquirer of communication sites with an objective of acquiring clusters of rental communications sites in areas where there is significant existing and expected growth in the demand for rental communications sites by wireless communications providers. Our previous acquisition strategy focused on obtaining a significant ownership position of communications site assets in our targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks. However, as a result of our inability to access additional capital we have ceased our acquisition program. Should we be able to access capital in the future on terms and conditions that are acceptable to us, we could restart our acquisition strategy.

         We have completed the following major acquisitions since the beginning of 1999:

         Motorola Antenna Site Acquisition. On August 31, 1999, we completed the acquisition of approximately 1,858 communications sites, including 499 owned sites, 526 managed sites, and 833 leased sites from Motorola, Inc. ("Motorola") for $254.0 million in cash and stock, plus fees and expenses (the "Motorola Antenna Site Acquisition"). The Motorola communications sites that we acquired are largely clustered in urban areas throughout the United States and Canada with over 50% of the owned sites overlapping with our existing communications site portfolio. We believe that the Motorola Antenna Site Acquisition greatly enhances our ability to offer our customers attractive tower clusters in high growth markets and transportation corridors. In addition, the Motorola managed sites that we acquired enable us to provide our customers with urban rooftop sites. These sites have enabled us to further diversify our customer base by providing us with an inventory of high altitude sites in urban areas. Since we closed this acquisition, we have expended considerable effort and cost to properly identify the specific details of the assets and liabilities we acquired in connection with the sites we purchased. Additionally, our employees have spent a significant amount of time integrating these assets and the data related to the individual assets into our business operations. Through those efforts, we identified a number of issues that had to be addressed regarding our ownership and control of the various sites we purchased, including the following:

         - As is typical in many of the acquisitions we have completed, we discovered there were real estate title issues that needed to be cleared with respect to certain of the land we bought in the transaction. Most of those issues have been satisfactorily resolved by our efforts.

         - We discovered through our extensive due diligence work that a significant number of ground leases for property underlying owned towers had expired or were about to expire. We have resolved the majority of these issues through our focused and organized efforts to renew such ground leases or by acquiring outright ownership of the land subject to the lease. Our work in this area continues as we monitor the expiration of all of our ground leases. We have a dedicated group of employees who take responsibility for monitoring this data and initiating renegotiation of leases or acquisition of the related land, as appropriate. We also discovered that a number of the communications site management agreements relating to managed rooftops and towers had expired or were about to expire. We initially dedicated a large group of employees (primarily former Motorola employees who were familiar with the assets and the owners/operators) to renewing and renegotiating these agreements. We made substantial progress towards resolving these matters.

         - There were a number of management agreements, sublease agreements and ground lease agreements that required landlord consents for the transfer of the related rights in order for us to take legal control of the sites. We did not obtain such consents by the time we closed the Motorola Antenna Site Acquisition. Again, a group of employees were dedicated immediately to obtaining such consents. After much effort, we have made substantial progress in those efforts.

         - There were numerous FCC licenses that should have been transferred to Pinnacle Towers that have not been transferred and will require FCC consent to transfer.

         The kinds of issues described above are fairly common in our experiences in acquiring tower sites. We have developed experience and expertise in addressing such issues through the hundreds of acquisition transactions we had completed before we acquired the sites from Motorola. While this transaction was larger than any other we had previously completed, the issues we confronted were not new to us, but were more voluminous in light of the size of the transaction. Based on our pre-closing due diligence on the transaction, which included a detailed review of the audited financial statements and operating data of the sites we were acquiring, we anticipated that we would encounter issues of the kinds noted above. Further, based on the substantial amount of other information we had from the seller and the pre-existing knowledge certain of our management had about the sites, we expected that most of the issues could be addressed and resolved. We believe that the significant effort we expected it would take to accomplish that task was reasonable in light of the favorable pricing of the transaction relative to comparable prices being paid for other communications sites at the time.

         In addition to the ownership and control issues noted above, our due diligence efforts on this transaction revealed that the documentation relating to tenants with equipment on the acquired sites was deficient. In order for us to ascertain the actual cash flows on each site we acquired, we had to ascertain and reconcile the revenue that had historically been recorded on those sites to the actual tenant lease agreements and the equipment that was actually physically on the sites. We accomplished this by individual physical audits conducted on sites with significant revenue to verify the equipment that these preexisting tenants had installed on the towers. Because there were approximately 1,858 sites with approximately 12,000 different tenant lease agreements, the magnitude of work that was required to accumulate the data needed to complete this reconciliation was significant. Issues and challenges encountered through this part of our due diligence included the following:

         - We found that a significant number of individual tenant agreements were not all kept in one centralized location, but disbursed among a number of locations. Often a number of versions of an agreement were located, with one version being in the seller's headquarters office and updates to that version or a different version in a remote office or in the files kept in the homes of field personnel. In many instances, the economics of the agreements reflected in the seller's related billing database did not match any version of a located agreement. Our physical tower audits sometimes revealed that the actual equipment that tenants had installed on a site did not match the written agreement or the seller's billing database.

         - Because of the significant activity in the tower sector by multiple other tower companies at the time, we could only secure a limited supply of tower climbers to ascertain and verify the amount of equipment on each site, which significantly lengthened the amount of time that it took to complete the important physical due diligence task of inventorying customers' equipment on sites.

         - In some cases, our due diligence revealed that certain lease records maintained by the seller represented leases customers had terminated or that customers reflected in the records were no longer customers at the time we completed the acquisition. We removed these leases from our records as we identified them.

         Acquisitions Made Through Non-Controlled Subsidiaries. We are taxed as a Real Estate Investment Trust ("REIT") for Federal income tax purposes. The Federal tax laws and regulations relating to REITs limit our ability to own and derive income from certain types of assets. In order to minimize the risk that our ownership of, or the income we derive from, certain assets may negatively affect our qualification as a REIT, prior to 2001 we acquired and held certain non-REIT qualifying assets, as well as certain potentially non-REIT qualifying assets, through subsidiaries which were considered to be non-controlled for tax purposes in which we owned substantially all of the equity interests in the form of nonvoting convertible preferred stock, as well as approximately 9% of the voting common stock. Certain of our officers owned the remaining outstanding voting common stock of such non-controlled subsidiaries prior to March 31, 2001, when we acquired their stock in each such corporation and each subsidiary became wholly owned by us. In addition, we have made loans in significant amounts to such non-controlled subsidiaries in exchange for convertible notes. While these entities were considered non-controlled for tax purposes, they were consolidated for GAAP reporting purposes, and all of their activities reported in our consolidated financial statements.

         During 2001, we restructured our investments in non-controlled subsidiaries in order to take advantage of changes in the REIT tax law, which became effective on January 1, 2001. Such subsidiaries became wholly-owned with the subsidiary holding primarily REIT-qualifying assets becoming a "qualified REIT subsidiary" of ours and each subsidiary holding primarily non-REIT qualifying assets becoming a "taxable REIT subsidiary."

         Each non-controlled subsidiary, and each "taxable REIT subsidiary," has entered into a cost and expense sharing and reimbursement agreement with us during its classification as such pursuant to which we have provided personnel, facilities and general administrative services and overhead to each such subsidiary, in return for which each such subsidiary has agreed to reimburse us for our cost and expense allocable thereto. Each such subsidiary is required to guarantee our senior credit facility (as defined herein) and each is required to grant a security interest in all of its assets to secure such guarantee.

         The board of directors of Pinnacle (excluding our officers who owned common stock in our non-controlled subsidiaries prior to March 31, 2001, who abstained) approved each of the above described transactions involving our non-controlled subsidiaries, qualified REIT subsidiary and taxable REIT subsidiaries referred to above, and determined that each such transaction was both in our best interest and on terms no less favorable to us than those that would be obtained in comparable arms-length transactions with parties that were not affiliated with us.

OUR NEW TOWER CONSTRUCTION STRATEGY

         An additional element of our business strategy is to selectively construct new towers in and around major markets where we already have a presence to enhance our existing communications site clusters. Additionally, we also intend to build new towers to expand the capacity of, or otherwise improve, existing sites. In both cases, we adhere to our own requirements of return on invested capital.

         However, as a result of our inability to access new capital, we have curtailed our new tower construction program. While we do build new towers, tower construction is generally initiated after at least one anchor tenant is identified and after we have determined, based on market research, that the capital outlay for the construction project would not exceed our minimum required return on invested capital. We do not engage in speculative construction projects or pursue large "build-to-suit" mandates. During 1999, 2000 and 2001, we completed the construction of 23, 5 and 2 towers, respectively. As a result of opportunities generated through our sales and marketing efforts, we estimate that we will identify 3 to 5 new tower build opportunities this year, which we may or may not pursue, depending on the accessibility of capital to fund such efforts.

OUR STRENGTHS

         We believe the following to be the strengths of our business:

         - We focus on the communications site rental business. We focus on the rental of wireless communications site space as opposed to other lower margin segments of the tower industry such as site acquisition services or tower construction services. Furthermore, we do not engage in large-scale "build-to-suit" programs, preferring instead to focus on a selective construction strategy designed to enhance coverage in targeted markets.

         - We have the ability to successfully increase communications site rental revenue. Because of our sales and marketing efforts to all major wireless communications providers we have signed a significant number of new tenants over the last six years. Additional tenants increase the operating leverage of our communications site portfolio and generally increase our overall cash flow margins. The stigma associated with our financial condition has begun to negatively affect those efforts to attract new tenants.

         In addition to the above strengths, we believe that our business will be characterized by the following:

         - Attractive growth prospects. Our rental communications sites provide basic infrastructure components for all major wireless communications services, including cellular, PCS, paging, two-way radio, broadcast television, microwave, wireless data transmission and SMR. As a result, we believe that we can achieve a level of growth in our communications site rental revenue that will in general reflect the growth of our customer base over the next several years. While certain of our customer segments are currently being negatively impacted by their lack of adequate capital and in some cases, subscriber churn, we believe there will continue to be growth in wireless communications.

         - Stable and predictable cash flow. We believe that our business is generally characterized by predictable and stable monthly recurring revenue. Our site rental revenue is received from large companies such as Arch Wireless Holdings, AT&T Wireless, Verizon, Cingular, Nextel and the Southern Company and the underlying communications sites we provide are mission critical to our customers' operations (occupancy can be terminated by us if rent is not paid).

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

OUR OPERATIONS

         Over the past year we have reorganized our operations to more efficiently focus on marketing and managing our existing portfolio of communication sites and the underlying customer leases. Our day-to-day operations are managed through four primary functional areas, which coordinate as a team to focus on enhancing customer service and EBITDA growth. These four areas are:

         -        Sales and Marketing
         -        Site Operations
         -        Lease Administration
         -        Administration and Support

         Sales and Marketing. Our sales and marketing efforts cover our assets in North America through teams that are geographically organized into east and west divisions. Individual field sales representatives are assigned a territory and responsible for marketing a portfolio of owned, managed and leased communication sites. Our field sales force is supplemented by national account marketing representatives, who are responsible for calling on the national wireless communication service providers. We also use internal marketing representatives to support our field sales force leasing efforts and to facilitate customers' site evaluation and selection.

         Site Operations. Our site operations team is responsible for site management, ongoing monitoring and regulatory compliance and construction. Our site operations team supports our sales and marketing team by ensuring that our customers can rapidly deploy their equipment with minimal operational issues. Our field site management technicians are assigned a territory of communication sites and are responsible for their overall maintenance and upkeep including insuring that customers install their equipment in accordance with the site lease. Our site operational team also has a goal of insuring that all sites are in compliance with all Federal Aviation Administration (the "FAA") and FCC regulations and other local requirements.

         Lease Administration. Our lease administration team manages our portfolio of over 15,000 site leases from our over 3,500 customers. They are responsible for the accurate maintenance of our tenant lease database as well as the monthly billing and collection of customer invoices. Our lease administration team works hand-in-hand with our sales and marketing team on structuring major account leases and in dealing with customers that are having financial difficulties.

         Administration and Support. Our administration and support area includes our accounting, finance, treasury, human resources and information systems teams. These teams support our sales and marketing, site operations and lease administration teams.

OUR CUSTOMERS AND CUSTOMER LEASES

         As of December 31, 2001, we had over 15,000 communications site leases, or schedules under master leases. We have a diversified base of over 3,500 customers. As of December 31, 2001, Arch Wireless Holdings, Nextel, Verizon, Cingular Wireless, and Sprint represented 13.4%, 9.5% 4.2%, 4.1% and 3.4%, respectively, of our revenue, on a run rate basis. See "Forward-Looking Statements and Associated Considerations --the loss of any significant customer or multiple customers totaling a significant amount could adversely affect our business."

         We have a diverse mix of customers representing the various technologies and segments of the wireless communications industry. As a result, we believe that we are not dependent on any one segment of the wireless communications industry for future revenue growth. The following is a summary of our approximate percentage of annualized run rate revenue by customer type as of December 31, 2001:

                             PERCENTAGE OF RUN
                              RATE REVENUE AT
CUSTOMER TYPE                DECEMBER 31, 2001
---------------------        -----------------
Land Mobile & SMR (1)                34%
Paging                               25%
Wireless Telephony (1)               25%
Data                                  6%
Broadcasting                          5%
Other                                 5%
                                    ---
Total                               100%
                                    ===
(1) ESMR telephony customers are included in wireless telephony

         In general our lease terms are three to five years, noncancelable with a series of renewal options and average annual escalations ranging between 3% and 5%. Our diversified base of 3,500 customers includes such telephony customers as AT&T Wireless, Verizon, Cingular, and Sprint, as well as significant Federal and state governmental agencies. Because of the volume of acquisitions many of our customer leases are customized as to terms and many others continue to operate on a month-to-month basis.

         We also have site rental opportunities arising from some of our larger tower acquisitions as a result of the fact that such transactions at times involved a master lease agreement with the seller. For example, in connection with the Southern Towers Acquisition, we entered into a master lease agreement with Southern Communications providing that Southern Communications or one of its affiliates would be a customer on each of the 201 towers acquired. Under this agreement, Southern Communications and its affiliates pay annual rents of approximately $3.6 million. Also, in connection with the MobileMedia Acquisition, we entered into a master lease with affiliates of MobileMedia leasing the "site spaces" at the towers that were previously utilized by MobileMedia and its affiliates for the installation and operation of transmitter systems. The master lease has a 15-year term with one five-year renewal term exercisable at the option of the customer. Rent under the master lease during the initial 15-year term is $1,300 per month per site space or approximately $10.6 million annually. The MobileMedia Paging network was acquired by Arch Wireless, which filed bankruptcy under Chapter 11 in December of 2001.

OUR COMPETITION

         The markets in which we operate are highly competitive. We compete with wireless communications providers who own and operate their own communications site networks, site development companies that acquire space on existing towers, rooftops and other sites, other independent communications site companies and traditional local independent communications site operators. Wireless communications providers who own and operate their own communications site networks generally are larger and have greater financial resources than we have. We believe that communications site location and capacity, price, quality of service and density within a geographic market historically have been and will continue to be the most significant competitive factors affecting tower rental companies. Many of our competitors have greater financial and other resources than we have. See "Forward-Looking Statements and Associated Considerations --competition for site leasing customers is intense."

REGULATORY MATTERS

         Federal Regulations. Both the FCC and FAA promulgate regulations relative to towers used for wireless communications. Such regulations primarily relate to the siting, lighting and marking of towers. Although the government requires only proposed antenna structures over 200 feet and those near public airports be submitted to the FAA for study, Pinnacle submits all proposed antenna structures to the FAA for its approval. Upon notification to the FAA of a potential new tower or a proposed change in the height or location of certain existing towers, the FAA assigns a number and conducts an aeronautical study. When the FAA determines it does not constitute a hazard to air navigation, the FAA will require certain painting and lighting requirements to be met to maximize the visibility of the tower. All towers subject to the FAA notification process must be registered by the tower owner with the FCC and such registrations must be updated when tower ownership changes. At FCC Registration, the FCC generally assigns painting and lighting requirements according to the FAA's "determination" for a structure (also known as the FAA Study). The FAA Study references FAA Advisory Circular AC 70/7460-1, "Obstruction Marking and Lighting." Tower owners are responsible for notifying the nearest FAA Flight Service Station ("FSS") of any tower lighting outage. Once the repairs have been made, the owner must notify the FSS the tower is back in service. The FCC enforces federal requirements that tower owners properly register, mark and light antenna towers. Failure to comply with applicable requirements will result in Notice of Violation and possible monetary penalties. Wireless communication devices operating on towers and other communication sites are separately regulated by the FCC and independently licensed based upon the particular frequencies used. In addition, we have FCC licenses for our own communications needs in connection with our tower operations. See "Forward Looking Statements and Associated Considerations--Our business requires compliance and approval with regulatory authorities."

         The Telecommunications Act of 1996 (the "Telecom Act") amended the Communications Act of 1934 to preserve the authority of state and local governments over zoning and land use matters concerning the construction, modification and placement of towers, except in limited circumstances. Most importantly, the Telecom Act prohibits state or local restrictions on towers based on the environmental effects of radio frequency emissions from antennas, provided the facilities comply with FCC emission regulations. Also, the Telecom Act provides a mechanism for judicial relief from zoning decisions that fail to comply with certain provisions of the Telecom Act. For example, the Telecom Act prohibits any state or local government action that would (i) discriminate between different wireless communications providers or (ii) ban altogether the construction, modification or placement of radio communication towers. The Telecom Act requires the Federal government to establish procedures to make available on a fair, reasonable and nondiscriminatory basis property right-of-ways and easements under Federal control for the placement of new telecommunications services. This may require that Federal agencies and departments work directly with licensees to make Federal property available for tower facilities.

         All towers must comply with the National Environmental Policy Act of 1969, as amended, as well as other Federal environmental statutes and the environmental rules of the FCC. The FCC's environmental rules place responsibility on each applicant to investigate any potential environmental effect of tower placement and operations and to disclose any significant effects on the environment in an environmental assessment prior to constructing a tower. In the event the FCC determines the proposed tower would have significant environmental impact based on the standards the FCC has developed, the FCC would be required to prepare an environmental impact statement. This process could significantly delay the licensing of a particular tower site. See "Forward-Looking Statements and Associated Considerations --we are subject to environmental laws that impose liability without regard to fault and environmental regulations that could adversely affect our operations."

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

OUR EMPLOYEES

         As of December 31, 2001, we had approximately 202 full-time employees, of which 163 work in our Sarasota, Florida headquarters office. None of our employees are unionized, and we currently consider our relationship with our employees to be good. The stigma associated with our financial condition, and acts we have taken in response, have the potential to strain these relationships. If that occurs, our business and financial condition could be further adversely affected.

REIT STATUS

         We have elected to be treated as a REIT for Federal income tax purposes. A REIT is generally not subject to Federal corporate income taxes on that portion of its ordinary income or capital gain for a taxable year that is distributed to stockholders within such year. To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining to our organization, sources and amounts of income, level of distributions, assets owned, and diversity of stock ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

         - distribute to stockholders 90% (95% prior to January 1, 2001) of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 90% (95% prior to January 1, 2001) of certain foreclosure income;

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

         - as of the end of each calendar quarter, not own securities of any single issuer which possess greater than ten percent of the total voting power of the outstanding securities of such issuer and, effective on or after January 1, 2001, which have a value of greater than ten percent of the total value of all outstanding securities of any single issuer, as well unless such other issuer is itself a REIT or is either a "qualified REIT subsidiary" or a "taxable REIT subsidiary" with respect to the REIT owning such securities; and

         - as of the end of each calendar quarter, not own securities of "taxable REIT subsidiaries" which collectively constitute in excess of twenty percent of the total assets of the REIT and not own securities of any single issuer other than a "qualified REIT subsidiary" or a "taxable REIT subsidiary" which have an aggregate value in excess of five percent of the value of the total assets of such REIT.

         In January 2002, we became aware that four United Kingdom ("UK") entities, in which we have owned since 2000 a direct or indirect equity interest, each failed to file a timely election with the Internal Revenue Service to be treated for U.S. tax purposes as a pass-through entity rather than as a corporation, which is the default classification in the absence of a timely election. An application has been filed with the Internal Revenue Service for an extension of time to file such election retroactive to 2000, and we anticipate that such application will be approved. However, if such application is not approved, then the equity interests which we own, directly or indirectly, in such UK entities will constitute the ownership of securities of a corporation in excess of the REIT-qualification limitation described above, which could result in the loss of our REIT status for 2000 and up to the four succeeding years. The loss of our REIT status may adversely affect our ability to consummate a recapitalization with potential investors and other third parties.

         In connection with the consummation of any restructuring described under the caption "Potential Recapitalization" in Part I, Item 1, we expect to realize a significant amount of cancellation of indebtedness income, all of which will be excluded from our gross income for federal income tax purposes. In accordance with the Internal Revenue Code, the amount of cancellation of indebtedness income so excluded will substantially reduce or completely eliminate our net operating loss ("NOL") carryovers accumulated through the date on which the restructuring is consummated. In addition, we expect that our depreciation deductions will be reduced for a period of five years after the date on which we receive the new capital investment contemplated by the restructuring. The effect of such reduction or elimination of our cumulative NOL carryovers and such reduction of our depreciation deductions will be either to reduce our future NOL's, or to increase our REIT taxable income which must be distributed to our stockholders in order for us to maintain our REIT status.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED CONSIDERATIONS

         This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which we operate; (3) our business and growth strategies; (4) our efforts to access additional capital and deleverage Pinnacle; and (5) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. Actual results may differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements. Factors to consider in evaluating any forward-looking statements and the other information contained in this Annual Report on Form 10-K include the following:

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO IMPLEMENT A RECAPITALIZATION OR OUR FILING OF A CHAPTER 11 BANKRUPTCY CASE.

         Our consolidated financial statements included elsewhere in this report have been prepared assuming we will continue as a "going concern." Our ability to continue as a "going concern" may be adversely affected by our failure to implement a recapitalization of Pinnacle or our filing of a Chapter 11 case, and is dependent upon, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of any debtor-in-possession ("DIP") facility agreement entered into in connection with the bankruptcy case and our ability to generate sufficient cash from operations and financing arrangements to meet our obligations. If the "going concern" basis was not appropriate for our consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

THERE ARE SIGNIFICANT UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS.

         Our future results are dependent upon our receipt of additional capital and a successful recapitalization of Pinnacle. As previously discussed, we currently anticipate that in order to complete any investment and recapitalization, it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code, and the investment and recapitalization will likely be implemented through the confirmation and consummation of a plan of reorganization confirmed by the Bankruptcy Court in the bankruptcy proceedings. We have not yet commenced any bankruptcy proceedings or submitted any plan of reorganization to a Bankruptcy Court for approval and cannot make any assurances that we would be able to successfully obtain any such approval in a timely manner. Failure to obtain any such approval sought in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. If a plan of reorganization is submitted to a Bankruptcy Court, confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings. Other negative consequences that could arise as a result of the bankruptcy proceedings include, but are not limited to:

         - limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         - the incurrence of significant costs associated with the reorganization;

         - impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

         - placing us at a competitive disadvantage compared to our competitors;

         - making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

         -        limiting our ability to borrow additional funds; and

         -        employee attrition.

         Upon the commencement of any bankruptcy proceedings, we would likely seek the Bankruptcy Court's authorization to pay all accrued pre-petition salaries, wages and commissions and applicable taxes thereon, as well as medical and other benefits and other payroll-related liabilities, on an uninterrupted basis. While we expect that a Bankruptcy Court will likely grant these authorizations, there can be no assurance that these authorizations will be obtained.

THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON US.

         The indentures under which the Senior Notes and Convertible Notes have been issued and our senior credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our senior credit facility requires us to comply with certain financial ratios and tests, under which we are required to achieve certain financial and operating results. Since September 30, 2001, we have not been in compliance with financial covenants contained in our senior credit facility, which represents an "Event of Default". We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001, and February 6, 2002, and as amended and restated on March 8, 2002, and further amended as of April 11, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under our senior credit facility. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%;
(2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers' ability to incur additional debt; (5) limit Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with the Convertible Notes;
(6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein. As of March 15, 2002, we stopped paying interest on all of our Convertible Notes, which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility. There can be no assurance that we will satisfy the terms necessary in order for our lenders to continue forbearing from their remedies available as a result of our noncompliance with our senior credit facility.

         Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of the indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

         Our existing debt obligations also could affect our financial and operational flexibility, as follows:

         - they may impair our ability to obtain additional financing in the future;

         - they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt, which will reduce the funds available for other purposes;

         - they may limit our flexibility in planning for or reacting to changes in market conditions; and

         - they may cause us to be more vulnerable in the event of a further downturn in our business.

         Even if our senior credit facility is amended in connection with the implementation of a recapitalization, we will be subject to covenants that restrict our operational flexibility and require us to maintain certain financial ratios, and the lenders under the senior credit facility will have a security interest in substantially all of our assets and the assets of our subsidiaries.


THE LOSS OF ANY SIGNIFICANT CUSTOMER OR MULTIPLE CUSTOMERS TOTALING A SIGNIFICANT AMOUNT COULD ADVERSELY AFFECT OUR BUSINESS.

         We have certain customers that account for a significant portion of our revenue. As of December 31, 2001, Arch Wireless Holdings, Nextel, Verizon, Cingular Wireless, and Sprint represented 13.4%, 9.5%, 4.2%, 4.1% and 3.4%, respectively, of our revenue, on a run rate basis. On December 6, 2001, Arch Wireless Holdings filed for bankruptcy under Chapter 11 of the Bankruptcy Code. The loss of one or more of these major customers, or a reduction in their utilization of our communications site rental space due to their insolvency or inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition. We also had several other customers file for Chapter 11 protection under the Bankruptcy Code and have other customers that are having financial difficulties due to their inability to access additional capital.

OUR SENIOR MANAGEMENT'S ABILITY TO MANAGE OUR DAY-TO-DAY BUSINESS OPERATIONS MAY BE

ADVERSELY IMPACTED BY ANY RESTRUCTURING AND ANY RESULTING BANKRUPTCY
PROCEEDINGS.

         Our senior management may be required to expend a substantial amount of time and effort effecting any restructuring of Pinnacle and any resulting bankruptcy proceedings, which could have a disruptive impact on management's ability to focus on the day-to-day operation of our business.

WE CANNOT ASSURE YOU OF THE CONTINUED LISTING OF OUR COMMON STOCK ON THE NASDAQ NATIONAL MARKET OR OTHER EXCHANGES AND ASSOCIATIONS.

         Although our common stock is currently listed on the Nasdaq National Market, we have been notified by Nasdaq that we are not in compliance with the minimum listing requirements, and that, unless prior to May 15, 2002, the minimum closing bid price of our common stock is at or above $1.00 for 10 consecutive trading days, our common stock will be delisted from the Nasdaq National Market. It is likely that we will not be able to meet the minimum listing requirements. If our common stock is delisted from the Nasdaq National Market it may be quoted in the non-Nasdaq over-the-counter market on either Nasdaq's OTC Bulletin Board or the "Pink Sheets" and we would be subject to an SEC rule regarding "penny stocks" where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale. No assurance can be given that we will be able to maintain eligibility for listing our common stock on the Nasdaq National Market or any alternative exchange or association. Delisting could make trading shares of our common stock difficult, potentially leading to a further decline in our stock price. In addition, it would make it difficult for investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

THE CHANGE OF CONTROL PROVISIONS CONTAINED IN THE CONVERTIBLE NOTES, THE SENIOR NOTES AND THE SENIOR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO ATTRACT ADDITIONAL CAPITAL.

         Upon the occurrence of certain change of control events, holders of the Convertible Notes and the Senior Notes may require us to offer to repurchase all of their notes. Additionally, a "change of control" (as defined in the indenture governing the Convertible Notes and the Senior Notes indenture) is an Event of Default under our senior credit facility, which would permit the lenders to accelerate the debt, which also would cause an Event of Default under the indenture governing the Senior Notes. Based on our current market capitalization any significant equity investment in Pinnacle could trigger a change of control. As a result, new equity investors are likely to be unwilling to make an investment in Pinnacle outside of Chapter 11 bankruptcy.

OUR BUSINESS DEPENDS ON DEMAND FOR WIRELESS COMMUNICATIONS.

         Substantially all of our revenue is derived from leases of communications site space. Most of these leases are with wireless communications providers, with approximately 31% being with companies in the paging and wireless data industries. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular, PCS and other wireless communications services. The paging and wireless data industry in general is currently experiencing financial difficulties. Our largest customer, Arch Wireless Holdings, announced on December 6, 2001, their filing for protection under Chapter 11 of the Bankruptcy Code. In addition, several other smaller paging and data customers have filed for bankruptcy and rejected certain of their site leases with us during the bankruptcy proceedings. We cannot assure you that additional paging and wireless data customers will not do the same. If they do, it could have a material adverse effect on our results of operations.

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

         -        changes in telecommunications regulations; and

         -        general economic conditions.

         The demand for space on our communications sites is primarily dependent on the demand for wireless communications services. A slowdown in the growth of the wireless communications industry in the United States would depress network expansion activities and reduce the demand for our communications sites. In addition, a downturn in a particular wireless segment as a result of technological competition or other factors beyond our control could adversely affect the demand for rental communications sites. Advances in technology could also reduce the need for site-based transmission and reception. In addition, wireless service providers often enter into "roaming" and "resale" arrangements that permit providers to serve customers in areas where they do not have facilities. In most cases, these arrangements are intended to permit a provider's customers to obtain service in areas outside the provider's license area or, in the case of resale arrangements, to permit a provider that does not have any licenses to enter the wireless marketplace.

         The occurrence of any of these factors could have a material adverse effect on our business, financial condition or results of operations.

WE WERE INVOLVED IN AN SEC INVESTIGATION

         As previously disclosed, we were involved in an SEC investigation and the SEC Staff ("Staff") requested information from us, our current independent auditors Ernst & Young ("E&Y") and from our former independent auditors, PricewaterhouseCoopers ("PWC"), as part of its inquiry. The SEC's investigation appeared to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as our auditor.

         On December 6, 2001, we entered into a settlement with the SEC relating to our original accounting for the August 1999 Motorola Antenna Site Acquisition. We restated our accounting for that transaction in filings made in April and May 2001.

         In the settlement, we consented, without admitting or denying the SEC's findings, to the SEC's entry of an administrative order that we cease and desist from committing or causing violations of the reporting, books and records, and internal control provisions of the Federal securities laws. The SEC order does not claim any violation of the antifraud provisions of the

Federal securities laws, nor does it assess a monetary penalty or fine against us. As previously disclosed, we cooperated fully with the SEC in its inquiry.

         We incurred substantial costs and the investigation caused a diversion of our management's time and attention. The length of time it took to resolve the investigation has had an unfavorable impact on investor confidence. As a result, the market prices at which our securities trade were adversely affected.

         We incurred legal costs in connection with the SEC investigation, which will generally be covered by our directors and officers' liability insurance policy. Accordingly, the $0.3 million and $0.5 million of non-reimbursable expenses for the year ended December 31, 2000 and 2001, respectively, are expected to be non-recurring. In addition, at December 31, 2001 we have a receivable from our directors and officers insurance provider totaling $2.5 million.

IF WE ARE NOT SUCCESSFUL IN RAISING ADDITIONAL CAPITAL, WE MAY HAVE TO DRASTICALLY ALTER OUR BUSINESS PLAN OR LIQUIDATE.

         Historically, our business plan has been materially dependent upon the acquisition of additional communications sites. Due to our current inability to access additional capital, we are unable to fund any material amount of acquisitions. We historically have financed our capital expenditures, including acquisitions, and serviced our debt through a combination of borrowings under bank credit facilities, public debt offerings, bridge financing, equity issuances, seller financing and cash flow from operations. We currently have no borrowing capacity under our senior credit facility. In addition, we have effectively been precluded from accessing necessary capital in light of the investigation of us by the SEC, the stigma associated with the restatement of our financial statements and as a result of market conditions, including a significant decline in the stock valuation of tower sector public companies over the last year. As a result of these factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure with the assistance of our advisors. If our recapitalization is not implemented or, as a result of these existing market conditions or other factors, we fail or are unable to raise sufficient capital when needed, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to liquidation proceedings in bankruptcy court, or both.

WE FACE SUBSTANTIAL BARRIERS TO IMPLEMENTING AN ACQUISITION STRATEGY.

         If we are able to raise additional capital and thereafter refocus our business on acquiring additional communications sites, our strategy, consistent with our strategy in the past, will be to acquire additional communications sites at prices we consider reasonable in light of the operating cash flow we believe we will be able to generate from these sites when acquired and our ability to finance such acquisitions. Until last year, the prices of acquisitions within the industry have generally increased over time. Additionally, we compete with certain wireless communications providers, site developers and other independent communications site owners and operators for acquisitions of communications sites, some of which have greater financial and other resources than we have. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Our inability to grow by acquisition or to accurately estimate the amount of revenue that will be generated from such acquisitions may affect us adversely. Further, we cannot assure you that we will be able to profitably manage and market the space on additional communications sites acquired or successfully integrate acquired sites with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, and combining disparate company cultures and facilities and operating sites in geographically diverse markets. Accordingly, we cannot assure you that one or more of our past or future acquisitions may not have a material adverse effect on our financial condition and results of operations.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES AND MAY NEVER BE PROFITABLE.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 1999, 2000 and 2001, our earnings were insufficient to cover combined fixed charges and preferred dividends by approximately $8.8 million, $44.5 million and $262.8 million, respectively. We expect that losses from operations will continue over the next several years.

         Our existing operations do not currently, and are not expected in the near future to generate cash flows from operations sufficient to pay interest and principle payments on our currently outstanding indebtedness, and fund continuing operations and planned capital expenditures. We cannot know when, if ever, net cash generated by our operations will support our current debt services, growth and continued operations.

THERE ARE CERTAIN RISKS ASSOCIATED WITH THE MOTOROLA ANTENNA SITE ACQUISITION.

         The Motorola Antenna Site Acquisition involved the acquisition of approximately 1,858 communications sites. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; (4) assign certain associated FCC licenses from Motorola or other entities to Pinnacle Towers, and (5) properly evaluate all recorded title and mortgage documents for acquired real estate assets. The total of our Motorola Antenna Site Acquisition pre- and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 of which was incurred post-closing.

         Motorola's representations and warranties in the definitive purchase agreement between Motorola and us (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party and FCC consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

         In addition, we cannot assure you that tenants on the sites obtained in the Motorola Antenna Site Acquisition will not cancel their leases. We have experienced a reduction in the number of communications sites leased by Nextel for its analog SMR business. We anticipate that Nextel will continue to phase out its analog SMR business for the foreseeable future.

         Of the over 4,000 sites we reviewed, pursuant to SFAS No. 121 to determine whether our long-lived assets were impaired, some 830 sites of the 2,600 sites impaired, were those acquired in the Motorola Antenna Site Acquisition. Of the total $254.2 million write-down described elsewhere herein, some $46.7 million, or 18.4% of the total write-down relates to these 830 sites. The revenue from all sites acquired in the Motorola Antenna Site Acquisition accounts for 40.2% of our total revenue from tower sites on a run rate basis.

PINNACLE AND ONE OF ITS CURRENT OFFICERS AND TWO OF ITS FORMER OFFICERS ARE DEFENDANTS IN SEVERAL STOCKHOLDER CLASS ACTION LAWSUITS.

         Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering, were named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000, public offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition. The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of
Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of
Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated
Section 20 of the Securities Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) and Rule 10b-5.

         Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys' and experts' fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

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

         Pinnacle Holdings Inc. is a holding company with essentially no operations of its own and conducts all of its business through its subsidiaries. The Senior Notes and the Convertible Notes are obligations exclusively of Pinnacle Holdings Inc. Pinnacle Holdings Inc.'s only significant asset is the outstanding capital stock of its subsidiaries. Pinnacle Holdings Inc. is wholly dependent on the cash flow of its subsidiaries and dividends and distributions to it from its subsidiaries in order to service its current indebtedness, including payment of principal, premium, if any, and interest on the Senior Notes and Convertible Notes, and any of its future obligations.

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

         Beginning in the third quarter of 2001, Pinnacle Towers was out of compliance with financial covenants contained in its senior credit facility, which non-compliance represented an Event of Default under its senior credit facility. Pinnacle Towers entered into a forbearance agreement with the lenders under its senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002 and as amended and restated on March 8, 2002, and further amended as of April 11, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under the senior credit facility. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminates Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restricts the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limits Pinnacle Towers' ability to incur additional debt; (5) limits Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with the Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein. As of March 15, 2002, we stopped paying interest on all of our Convertible Notes, which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility. There can be no assurance that we will satisfy the terms necessary in order for our lenders to continue forbearing from their remedies available as a result of our noncompliance with our senior credit facility.

         Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

         Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of December 31, 2001, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including long-term debt, guarantees of Pinnacle Holdings Inc.'s debt, current liabilities and other liabilities) was approximately $459.9 million.

         In addition, in the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of any of Pinnacle Holdings Inc.'s subsidiaries, creditors of the subsidiary generally will have the right to be paid in full before any distribution is made to Pinnacle Holdings Inc. or the holders of the Convertible Notes or Senior Notes. Accordingly, holders of the Convertible Notes and Senior Notes are effectively subordinated to the claims of Pinnacle Holdings Inc.'s subsidiaries' creditors to the extent of the assets of the indebted subsidiary.

         We currently anticipate that if a recapitalization as currently contemplated occurs, holders of Senior Notes would receive cash or an equity interest or a combination thereof with a present value representing significantly less than half the face value of the Senior Notes. Holders of the Convertible Notes would receive substantially less than that, if anything.

IF WE FAIL TO PROTECT OUR RIGHTS AGAINST PERSONS CLAIMING SUPERIOR RIGHTS IN OUR COMMUNICATIONS SITES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties and leasehold interests we acquire and rely on title warranties from sellers and landlords. Our ability to protect our rights against persons claiming superior rights in communications sites depends on to the following factors:

         - our ability to recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

         - in the absence of insurance coverage, we rely on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years; and

         -        we rely on title covenants from landlords contained in leases.

THERE ARE SIGNIFICANT RISKS ASSOCIATED WITH CONSTRUCTION OF NEW TOWERS.

         The success of our business strategy is dependent in part on our ability to construct new towers, which has been significantly curtailed due to our inability to access capital markets. Such construction can be delayed by factors beyond our control, including zoning and local permitting requirements, availability of erection equipment and skilled construction personnel and weather conditions. Certain communities have placed restrictions on new tower construction or have delayed granting permits required for construction. In addition, as the pace of tower construction has increased in recent years, the demand for manpower and equipment needed to erect towers has been increasing. Additionally, we cannot assure you that build opportunities will become available that meet our economic criteria. Our expansion plans call for a limited amount of construction activity. We cannot assure you that we will be able to overcome the barriers to new construction or that the number of towers planned for construction will be completed. Our failure to complete the projected construction could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION FOR SITE LEASING CUSTOMERS IS INTENSE AND WE COMPETE WITH COMPANIES THAT HAVE GREATER FINANCIAL RESOURCES.

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

THE COLOCATION FACILITY BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OF ITS SHORT OPERATING HISTORY; THE DIVESTMENT OF OUR REMAINING INTEREST IN COLOCATION FACILITIES COULD RESULT IN AN ADDITIONAL LOSS.

         During 2000, we acquired five carrier neutral colocation facilities. The business of providing colocation facilities is a new industry. Although a number of emerging companies are developing similar businesses, we are not aware of any company that has successfully executed a business plan that includes colocation facilities. Accordingly, neither you nor we have the benefit of a comparable historical business model to analyze the colocation facilities business and its prospects. As a result of our decision to stop pursuing these colocation facility business opportunities, we have recorded a loss based on a decline in the fair market value of these assets as compared to the purchase price we paid for the assets. As of March 15, 2002, we have divested four of these facilities and are currently attempting to divest the remaining asset, which could result in an additional loss.

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

         We hold FCC licenses for our own communications needs in connection with our tower operations. Those licenses must be renewed periodically and are subject to revocation in the event of non-compliance with FCC regulations. The revocation or non-renewal of any of such licenses could have a material adverse effect on our operations.

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

         Our business strategy will be affected by, among other things, our ability to obtain the permits, licenses and zoning relief necessary to build new towers. The tower rental industry often encounters significant public resistance when attempting to obtain the necessary permits, licenses and zoning relief for construction or improvements of towers. We cannot assure you that we can obtain the permits, licenses and zoning relief necessary to continue the expansion of our communications site rental business. The failure to obtain such permits, licenses and zoning relief would have a material adverse effect on our business, financial condition and results of operations.

OUR SUCCESS DEPENDS UPON OUR RETAINING KEY EXECUTIVES.

         Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support and finance personnel, some of whom may be difficult to replace. Although we maintain employment agreements and retention and other plans with certain of our employees, we cannot assure you that the services of such personnel will continue to be available to us. Uncertainties associated with our current financial condition decrease the likelihood that they remain with us. We do not maintain key man life insurance policies on our executives that would adequately compensate us for any loss of services of such executives. The loss of the services of these executives could have a material adverse effect on our business.

COMPETING TECHNOLOGIES AND OTHER ALTERNATIVES COULD REDUCE THE DEMAND FOR OUR SERVICES OR REQUIRE US TO INCUR ADDITIONAL COSTS.

         Most types of wireless services currently require ground-based network facilities, including communications sites, for transmission and reception. The extent to which wireless service providers lease such communications sites depends on a number of factors beyond our control, including the level of demand for such wireless services, the financial condition and access to capital of such providers, the strategy of providers with respect to owning or leasing communications sites, government licensing of communications services, changes in telecommunications regulations and general economic conditions. In addition, wireless service providers frequently enter into agreements with competitors allowing each other to utilize one another's wireless communications facilities to accommodate customers who are out of range of their home provider's services. Wireless service providers may view such agreements as a superior alternative to leasing space for their own antenna on communications sites we own. The proliferation of such agreements could have a material adverse effect on our business, financial condition or results of operations.

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

WE COULD BE SUBJECT TO CLAIMS RELATING TO RISKS CONCERNING POTENTIAL NEGATIVE HEALTH EFFECTS OF RADIO FREQUENCY EMISSIONS.

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

IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO A VARIETY OF TAXES AND PENALTIES.

         We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"). As a REIT, we and our "qualified REIT subsidiaries" (other corporations wholly owned by us which are not "taxable REIT subsidiaries") are not generally subject to Federal income tax. We believe that from our inception through 1999, we have been organized and operated in such a manner as to qualify for taxation as a REIT. For 2000 and subsequent years, we believe that our qualification for taxation as a REIT is dependent on the approval by the Internal Revenue Service of an application for an extension of time for each of the four United Kingdom ("UK") entities in which we own a direct or indirect equity interest to each file an election to be treated for U.S. income tax purposes as a pass-through entity rather than a corporation.

         In January 2002, we became aware that four UK entities, in which we have owned since 2000 a direct or indirect equity interest, each failed to file a timely election with the Internal Revenue Services to be treated for U.S. tax purposes as a pass-through entity rather than as a corporation, which is the default classification in the absence of a timely election. An application has been filed with the Internal Revenue Service for an extension of time to file such election retroactive to 2000, and we anticipate that such application will be approved. However, if such application is not approved, then the equity interests which we own, directly or indirectly, in such UK entities will constitute the ownership of securities of a corporation in excess of the REIT-qualification limitation described above under "REIT status", which could result in the loss of our REIT status for 2000 and up to the four succeeding years. We have not provided for this exposure in our financial statements presented elsewhere as we believe the likelihood of an unfavorable outcome is unlikely. The loss of our REIT status may adversely affect our ability to consummate a recapitalization with potential investors and other third parties.

         The Federal tax rules and regulations relating to REITs are highly technical and complex, and our qualification as a REIT during each taxable year (including prior years) will depend on our continuing ability to meet these requirements, through actual annual operating results, income distribution levels, stock ownership, and assets owned and sources of income received. Certain of these requirements involve factors that are not entirely within our control. Therefore, we cannot be certain that we have operated or will operate in a manner so as to qualify or remain qualified as a REIT even if the application described in the preceding paragraph is approved. Any distributions made on the belief that we qualify as a REIT would not be recoverable from our stockholders in the event it is subsequently determined that we did not qualify as a REIT during the taxable year of such distributions.

         Income tax regulations provide that "real estate assets," which are required to constitute at least 75% of the value of our total assets, means land or improvements thereon, such as buildings or other inherently permanent structures thereon, including items that are structural components of such buildings or structures. The Internal Revenue Service has ruled in a revenue ruling that transmitting and receiving communications towers built upon pilings or foundations similar to our towers, as well as ancillary buildings, heating and air conditioning systems and fencing constitute inherently permanent structures and are therefore "real estate assets" for purposes of the foregoing requirement. However, a number of our acquisitions have involved, and our future acquisitions may involve, assets different than the towers and related structures that were the subject of such favorable revenue ruling and for which there is no clear guidance concerning the potential impact that such assets may have on our continued ability to satisfy the REIT qualification requirements. Consequently, we are likely to encounter a greater number of interpretive issues under the REIT qualification rules than other REITs. In addition, our acquisitions will in many instances require special planning or structuring in order to retain our qualification as a REIT, including, for example, acquiring such assets through subsidiaries to the extent permissible under the REIT qualification requirements. Although we have previously considered whether to voluntarily terminate our REIT election because of the substantial limitations imposed on our operations by the REIT qualification requirements, we currently intend to maintain our REIT qualification. However, we may again in the future consider whether to voluntarily terminate our REIT election. Moreover, depending on our assessment of the strategic importance of acquisitions that may become available to us in our existing line of business or in complementary non-real estate based communications site or services activities, we may acquire, operate and derive income from assets, businesses or entities that result in an involuntary termination of our REIT election for failure to satisfy one or more of the REIT qualification requirements. In this regard, we have previously contractually committed to acquire, and in certain instances have acquired, certain assets before confirming that such assets, and the income derived from such assets, would permit us to continue to meet the qualification requirements for a REIT, and we may do so again in the future. To date, subsequent to making each such commitment or acquisition of non-REIT or potentially non-REIT assets, we structured the ownership of the assets so acquired in a manner that we believe ensured and will continue to ensure our qualification as a REIT.

         If we cease to remain qualified as a REIT and we cannot utilize any of the relief provisions that may be applicable, or if we terminate our REIT election voluntarily, we will remain disqualified as a REIT for that year and the next four years, and will be subject to corporate level income tax at regular corporate rates on our net income unreduced by distributions to stockholders, together with interest and penalties to the extent applicable to prior periods. However, because we have not reported any net taxable income (determined before the deduction for dividends paid) in any of our corporate income tax returns since our filing of an election to be taxed as a REIT, unless our reported net taxable loss is adjusted, any corporate income tax liability attributable to a retroactive determination by the Internal Revenue Service that we, to date, failed to satisfy all of the requirements for REIT qualification during any such year would likely be minimal. At the present time, we do not anticipate that we will recognize net taxable income for the foreseeable future. Nevertheless, with respect to any year in which we recognize positive net taxable income, the loss of REIT status or a determination that we did not qualify as a REIT may have a material adverse affect on our financial condition or results from operations. In such circumstances, we may have made distributions to our stockholders on the belief that such distributions were necessary to retain our REIT status; however, we would neither be entitled to receive such distributions back from our stockholders nor be entitled to a tax deduction for such distributions.

EVEN IF WE QUALIFY AS A REIT, WE ARE REQUIRED TO PAY SOME INCOME AND PROPERTY TAXES.

         Even if we qualify as a REIT, we are required to pay some Federal, state and local taxes on our income and property. As a REIT, we will be subject to Federal income tax under the following circumstances. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, we may be subject to the "alternative minimum tax" on undistributed items of tax preference, if any. Third, if we have (i) net income from the sale of "foreclosure property" that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the gross income test, and nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to tax in an amount based on the extent to which we failed such test. Sixth, if we should fail to distribute during each calendar year at least the sum of (i) 90% (95% prior to January 1, 2001) of our REIT ordinary income for such year, (ii) 90% (95% prior to January 1, 2001) of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If we elect to retain and pay income tax on our net long-term capital gain in a taxable year, any retained amounts would be treated as having been distributed for purposes of the 4% excise tax. Seventh, we will be subject to a 100% excise tax to the extent that certain transactions between us or our tenants and a "taxable REIT subsidiary" of ours are not conducted on an arm's length basis. Eighth, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us, then to the extent of such asset's "built-in gain" (i.e., the excess of the fair market value of such asset at the time of acquisition by us over the adjusted basis in such asset at such time), such gain will be subject to tax at the highest regular corporate rate.

         The results described in the last sentence of the preceding paragraph with respect to the recognition of "built-in gain" assume that we have timely and validly made the requisite election pursuant to IRS Notice 88-19 or the temporary regulations as to such acquisitions and will do so in the future as to past and future acquisitions. If we have not timely and validly made such election in the manner described in such notice or temporary regulations, then we are required to recognize on a current basis the "built-in-gain" with respect to all of the assets so acquired for that year unless the IRS grants us relief from such failures. We recently became aware that we failed to make the election on a timely basis in the manner contemplated by Notice 88-19 or the temporary regulations, and have requested a private letter ruling from the Internal Revenue Service that we may do so on a retroactive basis with respect to all of our acquisitions of C corporations. If the Internal Revenue Service fails to rule favorably on our request, we may owe tax, interest and penalties on the "built-in gain" required to be recognized during the year in which we acquired one or more of C corporations. In addition, if the Internal Revenue Service fails to rule favorably on our request, the potential liability for tax, interest and penalties may adversely affect our ability to consummate a recapitalization with potential investors and other third parties. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million. To the extent we are required to recognize the "built-in gain" in the year of acquisition, the "built-in gain" would not be subject to Federal income tax upon a sale by us of the assets involved.

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

WE EXPECT TO EXPERIENCE VOLATILITY IN OUR STOCK PRICE AND THE TRADING PRICE OF THE SENIOR NOTES AND THE CONVERTIBLE NOTES THAT COULD AFFECT YOUR INVESTMENT IN THEM.

         The securities market has from time to time experienced significant price and volume fluctuations that have affected the market price for the securities of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a further material decline in the market price of our securities. In the past, following periods of volatility in the market price of a particular company's securities, securities class action litigation has often been brought against such company. We are currently involved in this type of litigation. We have incurred substantial expense and diversion of management's attention and resources associated with this litigation, which could have a material adverse effect upon our business and operating results.

WE HAVE ADOPTED ANTI-TAKEOVER PROVISIONS THAT COULD AFFECT THE SALE OF PINNACLE HOLDINGS INC.

         Provisions of Pinnacle Holdings Inc.'s certificate of incorporation, its bylaws and Delaware law could make it more difficult for a third party to acquire Pinnacle Holdings Inc., even if doing so would be beneficial to its stockholders. We adopted a stockholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of Pinnacle in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, or could limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

TERRORIST ATTACKS IN THE UNITED STATES COULD NEGATIVELY AFFECT OUR OPERATIONS AND THE GENERAL ECONOMY.

         Some of our communications sites are located on the rooftops of landmark or other tall or significant buildings located throughout the United States. On September 11, 2001, the United States was the target of terrorist attacks at the World Trade Center buildings in New York City and the Pentagon in Washington, D.C. One of our communications sites was located on the rooftop of the World Trade Center. These terrorist attacks have caused instability in the global economy and have led to military action by the United States against suspected terrorists. Such military action may lead to further acts of terrorism, including terrorist attacks at locations where we have communications sites, and/or civil disturbances in the United States or elsewhere, which may have a material adverse effect on our business, financial condition and operating results.

ITEM 2.  PROPERTIES

         The following is a summary of our communications sites, as of December 31, 2001.

                  State/ Province                         Owned        Managed/ Leased           Totals
                  ---------------                         -----        ---------------           ------
                  Texas                                    250                 295                 545
                  Florida                                  267                 112                 379
                  Georgia                                  266                  75                 341
                  Illinois                                  42                 207                 249
                  South Carolina                           163                  34                 197
                  California                               111                  74                 185
                  Alabama                                  160                  19                 179
                  Louisiana                                151                  19                 170
                  North Carolina                           112                  39                 151
                  Tennessee                                129                  17                 146
                  Virginia                                  71                  45                 116
                  New York                                  33                  71                 104
                  Ontario, Canada                            7                  93                 100
                  Ohio                                      36                  60                  96
                  Mississippi                               82                  11                  93
                  Indiana                                   47                  39                  86
                  Michigan                                  33                  48                  81
                  Colorado                                  55                  23                  78
                  Quebec, Canada                            10                  64                  74
                  Pennsylvania                              43                  27                  70
                  New Jersey                                26                  37                  63
                  Washington                                46                  15                  61
                  Maryland                                  30                  30                  60
                  Iowa                                      49                   7                  56
                  Kentucky                                  32                  22                  54
                  Utah                                      22                  29                  51
                  Wisconsin                                 19                  29                  48
                  Missouri                                  13                  32                  45
                  Nebraska                                  32                  11                  43
                  Oregon                                    30                  12                  42
                  Alberta, Canada                           19                  16                  35
                  British Columbia, Canada                   5                  30                  35
                  Oklahoma                                  18                  16                  34
                  Arizona                                   15                  17                  32
                  Arkansas                                  23                   4                  27
                  Massachusetts                             14                  13                  27
                  Minnesota                                 12                  15                  27
                  Idaho                                     11                  15                  26
                  Nevada                                    18                   6                  24
                  Kansas                                    10                  12                  22
                  New Mexico                                15                   7                  22
                  South Dakota                              13                   8                  21
                  Montana                                   19                   1                  20
                  Hawaii                                     7                  11                  18
                  New Hampshire                             14                   4                  18
                  Connecticut                                5                  11                  16
                  West Virgnia                               3                  12                  15
                  Maine                                      4                   8                  12
                  Alaska                                     3                   8                  11
                  Wyoming                                    7                   4                  11
                  North Dakota                               4                   5                   9
                  Delaware                                   3                   5                   8
                  District of Columbia                       0                   7                   7
                  New Brunswick, Canada                      0                   7                   7
                  Saskatchewan, Canada                       3                   4                   7
                  Rhode Island                               6                   0                   6
                  Nova Scotia, Canada                        1                   5                   6
                  Manitoba, Canada                           0                   4                   4
                  Vermont                                    0                   1                   1
                  Newfoundland, Canada                       0                   1                   1
                                                         -----               -----               -----
                  Grand Total                            2,619               1,853               4,472
                                                         =====               =====               =====

Note: table includes all sites, both revenue and non revenue producing.

ITEM 3.  LEGAL PROCEEDINGS

SEC INVESTIGATION

         As previously disclosed, we were involved in an SEC investigation and the Staff of the SEC requested information from us, our current independent auditors, E&Y, and our former independent auditors, PWC, as part of its inquiry. The SEC's investigation appeared to be focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as our auditors. We have cooperated with the SEC in its investigation.

         In March 2001, we announced that in order to remove uncertainty with respect to independence issues, the Audit Committee of our board of directors authorized the engagement of the accounting firm of E&Y to re-audit our financial statements for the year ended December 31, 1999, and audit the year ended December 31, 2000. As a result of the re-audit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we capitalized all costs directly related to the acquisition except those post closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expenses necessary to integrate those assets into our operations.

         On December 6, 2001, we entered into a settlement with the SEC relating to our original accounting for the Motorola Antenna Site Acquisition. We restated our accounting for that transaction in filings made in April and May 2001. In the settlement, we consented, without admitting or denying the SEC's findings, to the SEC's entry of an administrative order that we cease and desist from committing or causing violations of the reporting, books and records, and internal control provisions of the Federal securities laws. The SEC order does not claim any violation of the antifraud provisions of the Federal securities laws, nor does it assess a monetary penalty or fine against us. As previously disclosed, we cooperated fully with the SEC in its inquiry.

SERVICE PROVIDER AGREEMENT

         During 2000, we entered into a tower services agreement with a service provider to provide site audit, site maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The tower services agreement provided for us to purchase a minimum level of tower services at $10.0 million per annum and a penalty payment of 40% of any shortfall in the minimum purchase levels. Based on what we considered to be substandard performance and the service provider's inability to respond to several of our project requests, we did not fulfill our minimum purchase requirement and terminated the services contract. The service provider made an original claim for $4.1 million. In addition, in November 2001, the service provider obtained a lien on $4.1 million of cash, which effectively restricted our use of such cash. On January 25, 2002, we agreed to pay the service provider $2.0 million for termination of the services contract. The amount was accrued by us as a charge to current operations in the third quarter of fiscal year 2001. As a result, the lien on the $4.1 million was released. In addition, as part of the settlement, the service provider agreed to pay us $2.0 million as full payment of its obligations under a separate master lease agreement with us.

CLAIMS RELATED TO ACQUISITIONS

         We entered into a jointly structured transaction involving Pinnacle's purchase of approximately 320 communications towers from Corban Communications, Inc. and their agreement to lease the towers for the purpose of operating a microwave transmission business. In the first transaction, Pinnacle acquired from Corban the stock of QTI, Inc., which owned approximately 170 such tower facilities, pursuant to a Stock Purchase Agreement dated February 24, 2000. Pursuant to this agreement, Pinnacle and Corban agreed to enter into a Master Lease Agreement for Corban's lease of the sites acquired by Pinnacle from QTI and those sites to be acquired by Pinnacle from Western Tele-Communications, Inc. ("WTCI"). Notwithstanding the parties' agreement, the Master Lease Agreement was never executed. Pursuant to an Asset Purchase Agreement dated June 2, 2000, between Pinnacle and WTCI, Pinnacle acquired 150 tower sites from WTCI with the intent of leasing those sites to Corban per the jointly structured transaction. Although the parties never executed the Master Lease Agreement, Corban has occupied the sites acquired by Pinnacle in both transactions and until the middle of 2001, paid the gross amount of rent due per the Stock Purchase and Asset Purchase Agreements. Disputes regarding which party owned the equipment shelters and buildings at the sites and expenses to be paid by the respective parties in operating the sites arose between the parties while finalizing the terms of the Master Lease Agreement. Corban unilaterally started to offset the rents due Pinnacle by certain amounts it had purportedly paid for expenses that were allegedly due by Pinnacle and Pinnacle forwarded to Corban a Notice of Default for rent due. Corban sought the court's declaration as to which party is responsible for the expenses it claims to have paid, for injunctive relief preventing Pinnacle from terminating Corban's occupancy rights at the sites and for damages arising from Pinnacle's breach in performance under the Stock Purchase Agreement, Asset Purchase Agreement and the unexecuted Master Lease Agreement. Initially, the parties agreed to defer any action on the injunctive relief because Pinnacle was willing to forego any termination rights in expectation that the parties could reconcile their differences in the amount of rent due and expense offset rights; however, Corban has recently sought that relief arising from continued disputes over access to the equipment shelters and buildings. Pinnacle intends to actively defend the claims asserted by Corban and to seek recovery of the unpaid rent, which totals in excess of $500,000.

         We executed a Master Lease Agreement with 210 N. Tucker, LLC at the time of our purchase of a building in St. Louis from 210 N. Tucker. Under the terms of the Master Lease Agreement, 210 N. Tucker promised to pay monthly rent with the amount of rent to be reduced by the amount of rent paid by new tenants after July 1, 2000. In September 2001, we filed a Second Amended complaint against 210 N. Tucker and Jerome and Judith Glick. Essentially, we assert three claims in several counts: (1) claims under the Master Lease Agreement for rent due for the period July 1, 2000 until the termination as of October 1, 2001 and for the present value of the remainder of the lease period, (2) a claim for rent that Jerome Glick received from a tenant that should have been paid over to us, and (3) an alternative claim of unjust enrichment on the theory that if the defendants' position is correct, 210 N. Tucker was unjustly enriched because we did not receive our full value at the time of purchase. The defendants have asserted numerous defenses and deny any liability. The final resolution of these claims cannot be determined at this time but we intend to vigorously assert our claims, which total in excess of $3.6 million.

STOCKHOLDER CLASS ACTIONS

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

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000, public offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition. The plaintiffs have also alleged that the directors and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of
Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of
Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated
Section 20 of the Securities Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) and Rule 10b-5.

         Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys' and experts' fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         In order to qualify as a REIT for Federal income tax purposes, among other things, we must make distributions each taxable year (not including any return of capital for Federal income tax purposes) equal to at least 90% (95% prior to January 1, 2001) of our real estate investment trust taxable income and 90% (95% prior to January 1, 2001) of certain foreclosure income. The declaration of distributions is within the discretion of our board of directors and depends upon our cash available for distribution, current and projected cash requirements, tax considerations and other factors.

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

         Our common stock began trading on the Nasdaq National Market under the symbol "BIGT" on February 19, 1999. The following table sets forth the range of high and low sale prices per share for our common stock as reported on the Nasdaq National Market for the periods indicated:

                                                High         Low
                                               ------       ------
2000
First quarter                                  $80.50       $35.88
Second quarter                                 $66.00       $42.94
Third quarter                                  $58.50       $25.19
Fourth quarter                                 $27.50       $ 5.13
2001
First quarter                                  $12.69       $ 6.50
Second quarter                                 $ 9.93       $ 3.32
Third quarter                                  $ 5.90       $ 0.39
Fourth quarter                                 $ 0.97       $ 0.21
2002
First quarter                                  $ 0.35       $ 0.06
Second quarter (through April 12, 2002)        $ 0.09       $ 0.06

         On April 12, 2002, the last sale price of our common stock as reported on the Nasdaq National Market was $0.07 per share. On April 12, 2002, there were 48,589,444 outstanding shares of our common stock.

         Although our common stock is currently listed on the Nasdaq National Market, we have been notified by Nasdaq that we are not in compliance with the minimum listing requirements, and that, unless prior to May 15, 2002, the minimum closing bid price of our common stock is at or above $1.00 for 10 consecutive trading days, our common stock will be delisted from the Nasdaq National Market. We will likely be unable to meet the minimum listing requirements. If our common stock is delisted from the Nasdaq National Market it may be quoted in the non-Nasdaq over-the-counter market on either Nasdaq's OTC Bulletin Board or the "Pink Sheets" and we would be subject to an SEC rule regarding "penny stocks" where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale. No assurance can be given that we will be able to maintain eligibility for listing our common stock on the Nasdaq National Market or any alternative exchange or association. Delisting could make trading shares of our common stock difficult, potentially leading to a further decline in our stock price. In addition, it would make it difficult for investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected historical consolidated financial data for the five years ended December 31, 1997, 1998, 1999, 2000 and 2001 were derived from our audited consolidated historical financial statements, including the related notes thereto. The selected historical consolidated financial information should be read in conjunction with and are qualified in their entirety by, the information contained in our consolidated audited financial statements and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein.


                                                                                   Years Ended December 31,
                                                            ------------------------------------------------------------------------
                                                                1997           1998         1999            2000            2001
                                                            -----------   -----------   ------------    ------------   ------------
                                                                              (In Thousands except per share data)

Statement of Operations Data:
Revenues                                                    $    12,881   $    32,019   $     85,119    $    175,648   $    190,594
Direct operating expenses, excluding depreciation and
   amortization                                                   2,633         6,166         25,255          63,810         74,157
                                                            -----------   -----------   ------------    ------------   ------------
Gross margin, excluding depreciation and amortization            10,248        25,853         59,864         111,838        116,437
Other expenses:
   General and administrative (a)                                 1,367         4,175          4,865          12,605         33,478
   Corporate development (a)                                      3,723         6,382         11,637          41,869         15,857
   State franchise, excise and minimum taxes                         67           686          1,107           1,184          1,877
   Depreciation and amortization                                  6,335        22,513         56,687         115,180        123,315
   Loss on Assets Held for Sale                                      --            --             --              --         46,592
   Loss on Assets Held for Use                                       --            --             --              --        254,186
   Loss on disposal of assets                                        --            --             --              --          5,644
   Unsuccessful debt restructuring costs                             --            --             --              --          1,702
                                                            -----------   -----------   ------------    ------------   ------------
Loss from operations                                             (1,244)       (7,903)       (14,432)        (59,000)      (366,214)
Interest expense                                                  6,925        12,300         22,953          38,280         58,236
Amortization of original issue discount and debt issuance
   costs                                                            292        16,427         23,708          27,427         30,495
Foreign currency transaction loss                                    --            --             --             342            132
Minority interest in subsidiary                                      --            --             --            (179)          (245)
                                                            -----------   -----------   ------------    ------------   ------------
Loss before income taxes and extraordinary item                  (8,461)      (36,630)       (61,093)       (124,870)      (454,832)
Income tax benefit                                                   --            --             --             575          6,630
                                                            -----------   -----------   ------------    ------------   ------------
Loss before extraordinary item                                   (8,461)      (36,630)       (61,093)       (124,295)      (448,202)
Extraordinary loss from extinguishment of debt                    5,641            --             --              --
                                                            -----------   -----------   ------------    ------------   ------------
Net loss                                                         (8,461)      (42,271)       (61,093)       (124,295)      (448,202)
Dividends and accretion on preferred stockholders                    --         3,094          2,930              --             --
                                                            -----------   -----------   ------------    ------------   ------------
Loss attributable to common stock                           $    (8,460)  $   (45,365)  $    (64,023)   $   (124,295)  $   (448,202)
                                                            ===========   ===========   ============    ============   ============

Basic and diluted loss attributable to common
   stockholders per share:
   Loss attributable to common stockholders before
        extraordinary items:                                $     (1.16)  $     (4.06)  $      (1.96)   $      (2.59)  $      (9.25)
   Extraordinary item                                                --         (0.58)            --              --             --
                                                            -----------   -----------   ------------    ------------   ------------
       Net loss attributable to common stockholders         $     (1.16)  $     (4.64)  $      (1.96)   $      (2.59)  $      (9.25)
                                                            ===========   ===========   ============    ============   ============
Weighted average number of shares of common stock             7,318,717     9,781,893     32,588,050      47,918,183     48,430,593
                                                                                        December 31,
                                                            -----------------------------------------------------------------------
                                                                1997          1998          1999            2000            2001
                                                            -----------   -----------   ------------    ------------   ------------
                                                                                       (in thousands)
Balance Sheet Data:
Cash and cash equivalents (b)                               $     1,694   $    13,801   $     94,863    $     44,233   $     13,187
Fixed assets, net                                               127,946       473,942        930,620       1,307,995        917,961
Total assets                                                    143,178       516,148      1,130,504       1,469,607      1,034,333
Total debt                                                      120,582       433,218        719,365         886,260        885,471
Stockholders' equity                                             14,753        39,672        374,226         534,103         83,798

(a) "General and administrative" expenses represent those costs directly related to the day-to-day management and operation of our communications sites. "Corporate development" expenses represent costs incurred in connection with acquisitions and development of new business initiatives, including communication site acquisitions activities, new tower construction and sales and marketing, and consist primarily of allocated compensation, benefits and overhead costs that are not directly related to the administration or management of existing sites.

(b)      Does not include restricted cash balance of $7.1 million at December
         31, 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

         The following is a discussion of our financial condition and results of operations for each of the three years ended December 31, 1999, 2000 and 2001. The discussion should be read in conjunction with our Financial Statements and notes thereto included elsewhere herein. The statements regarding the wireless communications industry, our expectations regarding our future performance and other non-historical statements in this discussion are forward-looking statements. These forward-looking statements include numerous risks and uncertainties, as described in "Business--Forward-Looking Statements and Associated Considerations."

OUR FINANCIAL CONDITION

         Market conditions, including a significant decline in the stock markets' valuation of tower sector public companies, as well as wireless communication service providers, over the past year, have effectively precluded us from raising capital to fund our historical levels of acquisitions and business operations. The SEC investigation and the fact that we restated our financial statements have also had a significant impact on our ability to access capital.

         In addition, beginning in the third quarter of 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an Event of Default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002, and further amended as of April 11, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under our senior credit facility. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers' ability to incur additional debt; (5) limit Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings' 5.5% Convertible Notes due 2007; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein. As of March 15, 2002, we stopped paying interest on all of our Convertible Notes, which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility. There can be no assurance that we will satisfy the terms necessary in order for our lenders to continue forbearing from their remedies available as a result of our noncompliance with our senior credit facility.

         Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

         As discussed above, as a result of these factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure. In December 2001, we engaged Gordian to assist us in further exploring a variety of investment and deleveraging alternatives, including stand-alone recapitalization and third-party investment scenarios, both in and out of bankruptcy. A variety of potential investors, and other third parties have been contacted as part of the process since mid 2001.

POTENTIAL RECAPITALIZATION

         As previously mentioned, we have been in active discussions with potential investors and other third parties, as well as certain holders of our Senior Notes. While no definitive agreement has yet been reached with a specific party, based on discussions we have had to date, we currently anticipate that an investment and recapitalization of Pinnacle could entail some or all of the following:

                  - an investment in Pinnacle in exchange for substantially all of Pinnacle Holdings' equity interests in the recapitalized company;

                  - holders of our Senior Notes and Convertible Notes receiving consideration in the form of cash and/or equity interests in the recapitalized company in exchange for their current interests; provided that, because the Convertible Notes are subordinated to the Senior Notes, the holders of the Convertible Notes will likely receive less consideration than the holders of the Senior Notes; and

                  - other secured claims and general unsecured claims of Pinnacle being paid in substantially in full in accordance with their respective terms.

         We expect that in order to complete any proposed investment and recapitalization it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and that an investment and recapitalization would be implemented through the confirmation and consummation of a plan of reorganization. In such a case, we currently anticipate that the plan of reorganization would provide that holders of claims and interests with respect to the equity securities or rights to acquire equity securities of Pinnacle would be entitled to little or no recovery and that those claims and interests would be cancelled for little or no consideration. Accordingly, and as indicated in our previous disclosures, we anticipate that all, or substantially all, of the value of all investments in common stock of Pinnacle will be lost.

         While we implement the recapitalization, we expect to continue to operate in the ordinary course of business, subject to the provisions of the Bankruptcy Code. Our current plans with respect to the recapitalization would contemplate that our trade suppliers, unsecured trade creditors, employees and customers would not be materially adversely affected while we are involved in the recapitalization process, even if that process involves Chapter 11 bankruptcy proceedings. During this recapitalization process, we are attempting to maintain normal and regular trade terms with our suppliers and customers. There can be no assurance that our suppliers will continue to provide normal trade credit or credit on terms acceptable to us, if at all, or that customers will continue to do business or enter into new business with us.

OVERVIEW OF OUR BUSINESS

         We lease space on a portfolio of owned, managed and leased communication sites to a broad base of wireless communications providers, operators of private networks, government agencies and other customers. We also maintain these sites for our tenants. These sites are primarily composed of towers and rooftops where wireless communication providers can locate their antennas and equipment. Since our formation in May 1995, we have created a portfolio of wireless communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando and Tampa.

         We have previously been an active acquirer of communication sites with an objective of acquiring or constructing clusters of rental communications sites in areas where there is significant existing and expected growth in the demand for rental communications sites by wireless communications providers. Our previous acquisition strategy focused on obtaining a significant ownership position of communications site assets in our targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks. However, as a result of our inability to access additional capital we have ceased our acquisition program. Should we be able to access capital in the future on terms and conditions that are acceptable to us, we could restart our acquisition strategy.

         We acquired five carrier neutral colocation facilities located in Texas and St. Louis, Missouri for an aggregate purchase price of $68.5 million during 2000. Colocation facilities are buildings that provide telecommunications service providers, such as incumbent local exchange carriers, competitive local exchange carriers, fiber optic network carriers, internet backbone providers, application service providers, and internet data centers, square footage space to house their equipment (i.e. switches, servers, routers) and access to an interexchange carrier (typically known as long distance carriers). Independently owned carrier neutral colocation facilities provide interconnectivity to multiple communications carriers versus carrier-owned facilities that offer interconnectivity to just their own network. On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to focus resources on improving the financial results of communications site operations. As a result of the adoption of this plan, the five colocation properties have been deemed assets held for sale. In accordance with Statement of Financial Account Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the five colocation facility properties, prior to any write-down, was approximately $65.0 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $37.5 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties at the end of the year. We estimated the fair market value less costs to sell based upon purchase and sale agreements, and prior to such time of our entering into purchase and sale agreements, estimated purchase price based on an anticipated multiple of cash flow for the colocation facilities. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. In November 2001, we sold our two St. Louis, Missouri and our Beaumont, Texas colocation facilities and on March 15, 2002, we sold our Harlingen, Texas colocation facility.

         For the year ended December 31, 2001, excluding the write-down adjustment, the colocation facilities had net operating income of $0.5 million. For the year ended December 31, 2001, the combined properties produced revenues of $6.4 million, had operating expenses of $3.4 million, and tax and depreciation charges of $2.5 million. We are in the process of marketing the remaining property and foresee being able to dispose of it within a reasonable period. However, there can be no assurance the current pending proposal will result in a completed transaction.

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land principally located under towers currently owned by other tower companies and telecommunications service providers, have been deemed assets held for sale as well as our investment in a majority owned subsidiary, Pinnacle Towers Ltd.

         The historical carrying value of our interest in the 88 parcels of owned land as of December 31, 2001, prior to any write-down, was approximately $12.9 million. During the year ending December 31, 2001, we recognized a write-down adjustment of approximately $5.1 million, which is included in operating expenses as loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a letter of intent, which has subsequently expired, with a third party for the purchase of such land.

         For the year ended December 31, 2001, excluding the write-down adjustment, these properties had net operating income of $1.0 million. For the year ended December 31, 2001, the combined properties produced revenues of $1.2 million, had operating expenses of $0.1 million, and tax and other charges of $0.1 million.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of December 31, 2001, prior to any write-down, was approximately $9.8 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $4.0 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

         For the year ended December 31, 2001, excluding the write-down adjustment, our interest in Pinnacle Towers Ltd. had net operating losses of $2.4 million. For the year ended December 31, 2001, the investment produced revenues of $0.5 million, had operating expenses of $2.8 million, and tax and depreciation charges of $0.1 million.

         As discussed earlier, we previously were an active acquirer of communication sites. The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communications sites and carrier neutral colocation facilities held as of December 31, 2001. Dispositions include managed and leased sites, which generated negative cash flow and that we have terminated our rights and obligations with respect to such sites in an effort to improve overall profitability as well as managed and leased sites where the landlord terminated our obligations. Non-revenue producing sites also include sites obtained as part of bulk site agreements that do not have active tenants. Non-revenue producing sites are those sites acquired as part of larger, more profitable acquisitions of sites that are not generating revenue. Non-revenue producing sites that begin producing revenue are reclassified into the appropriate category of revenue producing sites. No value is assigned to non-revenue producing sites.

                                      Revenue Producing Sites
            --------------------------------------------------------------------------     Non-Revenue               Acquisitions
             Owned       Managed        Leased        Built   CoLocation      Subtotal        Sites          Total     Completed
            ------       -------        ------        -----   ----------      --------     -----------       -----   ------------
1995            29           --            --            4         --              33            --              33           13
1996           119           --            --            4         --             123            --             123           49
1997           134           --            --           22         --             156            --             156           72
1998           517           --            --           47         --             564            --             564           82
1999           858          584           858           23         --           2,323           722           3,045          130
2000           699          (19)           78            5          5             768           434           1,202          226
2001            42           12          (173)           2         (2)           (119)         (532)           (651)           9
             -----          ---          ----          ---         --           -----          ----           -----          ---
Total        2,398          577           763          107          3           3,848           624           4,472          581
             -----          ---          ----          ---         --           -----          ----           -----          ---

         Since December 31, 2001, we have not completed any acquisitions.

         We believe that significant opportunities for growth exist by leasing additional space to wireless communication service providers on our existing communications sites. Because the costs of operating an owned communications site are primarily fixed, increasing owned tower utilization significantly improves tower level operating margins on these sites.

         Owned sites as depicted in the table above are those where we own either the land, the tower or both on a tower site, or have a permanent easement on a rooftop. This would contrast to other sites in our portfolio where we have:
(1) contractual rights to manage towers or rooftops, either exclusively or non-exclusively, (2) have a non-permanent easement right on a rooftop site, or
(3) lease a space on a tower owned by another tower owner for the purpose of sub-leasing to one of our tenants who need space on a site in an area where we had no site inventory in existence.

         We have experienced new lease activity with respect to our telephony customers, which includes PCS, cellular and digital SMR. In addition, we have experienced growth in our business from the new technology market segments, which include data, wireless internet, satellite radio and 911 location customers. We expect that new lease activity with respect to our telephony customers will continue as they continue their systems build-outs, and we also look for our new technology customers to grow over time as they find additional capital to fund their business plans. These new technology customers are attracted to most of our communications sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations. However, many of our new technology customers have experienced financial difficulties and some have filed for bankruptcy. There can be no assurance that our new technology customers will be able to access additional capital to fund their business plans.

         We have also experienced varying levels of tenant lease churn during 2000 and throughout 2001. During 2000, higher churn rates resulted primarily from one customer's deconstruction of its analog SMR network and the effects of certain private land mobile tenants shifting to using one of the many commercial wireless services now available. During 2001, primarily in the third and fourth quarters, we experienced significant churn from our SMR, land mobile and paging customers with a large portion of this churn coming from paging customers who filed for bankruptcy and rejected certain of our leases during the bankruptcy case proceedings as well as the churn related to the non renewal of our rights to certain managed and leased sites. In addition, during the third quarter of 2001, we experienced churn related to our customers located on the World Trade Center.

         We have generated net losses since inception and at December 31, 2001, had an accumulated deficit totaling approximately $687.0 million. It is expected that continuing charges relating to depreciation of existing assets and interest expense associated with our debt will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

         On August 31, 1999, we completed the Motorola Antenna Site Acquisition and acquired approximately 1,858 communications sites from Motorola consisting of approximately 499 owned sites, 526 managed sites and 833 leased sites, for $254.0 million in cash and stock, plus fees and expenses. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all the information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for the purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; (4) assign certain associated FCC licenses from Motorola or other entities to Pinnacle Towers; and (5) properly evaluate all record title and mortgage documents for acquired real estate assets.

         The total of our Motorola Antenna Site Acquisition pre- and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 million of which was incurred post closing.

         Motorola's representations and warranties in the Motorola Purchase Agreement did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party and FCC consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets.

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

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to our then non-controlled subsidiary, PT III in order to minimize the risk that the ownership of, or income from, such assets might negatively affect our qualification as a REIT, and received in exchange $9.8 million of nonvoting convertible preferred stock, approximately 9% of the outstanding voting common stock and a $39.2 million convertible promissory note. Certain of our executive officers owned the remaining outstanding voting common stock of PT III until March 2001, when we acquired their shares and PT III became a wholly owned "qualified REIT subsidiary" of ours. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PT III agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         During 2000, we invested funds in another then non-controlled subsidiary, PT IV, which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12.0 million in PT IV, we received a $9.6 million PT IV convertible promissory note, $2.4 million of PT IV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT IV. Certain of our officers owned the remaining outstanding voting common stock of PT IV until March 2001, when their stock was purchased by us and PT IV became a wholly owned "taxable REIT subsidiary" of ours. The terms of the convertible promissory notes and nonvoting convertible preferred stock of PT IV are the same as the terms of the convertible promissory notes and nonvoting convertible preferred stock of PT III described above. We also agreed to make our personnel, facilities, and general and administrative overhead available to PT IV, and PT IV agreed to reimburse us for our costs incurred in doing so. The assets and liabilities and results of operations of PT IV are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         On July 18, 2000, the Internal Revenue Service issued a private letter ruling to PT III confirming that the ownership of, and receipt of income from, its rooftop sites and related equipment will be considered qualifying assets and income for REIT purposes. Although PT III had initially planned to make its own REIT election provided that the Internal Revenue Service ruled favorably with respect to such assets and income, PT III did not elect to be taxed as a REIT for the 2000 calendar year because the non-REIT income received by PT III as a result of the acquisitions on non-REIT qualifying assets, which it made during 2000, prevented PT III from satisfying certain of the gross income requirements for REIT qualification.

         During 2001, we restructured our investments in non-controlled subsidiaries in order to take advantage of changes in the REIT tax law, which became effective on January 1, 2001. Such subsidiaries became wholly owned with the subsidiary holding primarily REIT qualifying assets (PT III) becoming a "qualified REIT subsidiary" of ours and each subsidiary holding primarily non-REIT qualifying assets (PT IV and PT V) becoming a "taxable REIT subsidiary."

         Each of PT III, PT IV and PT V has, with respect to the period classified as either a non-controlled subsidiary or a taxable REIT subsidiary, entered into a cost and expense sharing and reimbursement agreement with Pinnacle Towers Inc., pursuant to which Pinnacle Towers Inc. has provided and will continue to provide personnel, facilities and general administrative services and overhead to each of PT III, PT IV and PT V, in return for which each such company has agreed to reimburse Pinnacle Towers for its cost and expense allocable thereto. Each of PT III, PT IV and PT V is required to guarantee our senior credit facility and each is required to grant a security interest in all of its assets to secure such guarantee.

         During 2000, and the year ending December 31, 2001, we made investments in a subsidiary we formed to do business in the United Kingdom, Pinnacle Towers Ltd. Pinnacle Towers Ltd. in turn established three wholly owned subsidiaries for the purpose of affecting acquisitions. As of December 31, 2001, we owned approximately 91% of Pinnacle Towers Ltd. The business of Pinnacle Towers Ltd. is the acquisition and operation of communications sites. In some cases, the sites have towers located on them, and in other cases, we expect to construct towers on the sites we have acquired. As of December 31, 2001, we have invested a total of $12.4 million in Pinnacle Towers Ltd., which has a carrying value of $9.8 million before the impairment adjustment. Pinnacle Towers Ltd. has ceased its acquisition and construction program due to the inability to access additional capital. On September 27, 2001, a decision was made to divest this investment and we have reclassified this investment as assets held for sale and recognized write-down adjustments for our interest in Pinnacle Towers Ltd.

         In connection with the consummation of the restructuring described under the caption "Potential Recapitalization" in Part I, Item 1, we expect that a significant amount of cancellation of indebtedness income will be excluded from our gross income for federal income tax purposes, and that the amount so excluded will, in accordance with the Internal Revenue Code, substantially reduce or completely eliminate our net operating loss ("NOL") carryovers accumulated through the date on which the restructuring is consummated. In addition, we expect that our depreciation deductions will be reduced for a period of five years after the date on which we receive the new capital investment contemplated by the restructuring. The effect of such reduction or elimination of our cumulative NOL carryovers and such reduction of our depreciation deductions will be either to reduce our future NOL's, or to increase our REIT taxable income which must be distributed to our stockholders in order for us to maintain our REIT status.

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

                                                                                   Years Ended December 31,
                                                                             ------------------------------------
                                                                              1999           2000           2001
                                                                             ------         ------         ------
Statement of Operations Data:
    Revenue                                                                  100.0%         100.0%         100.0%
    Operating expenses, excluding depreciation and amortization               29.7%          36.3%          38.9%
                                                                             -----          -----          -----
    Gross margin, excluding depreciation and amortization                     70.3%          63.7%          61.1%
Expenses:
    General and administrative                                                 5.7%           7.2%          17.6%
    Corporate development                                                     13.7%          23.8%           8.3%
    State franchise, excise and minimum taxes                                  1.3%           0.7%           1.0%
    Depreciation                                                              66.6%          65.6%          64.7%
    Loss on assets held for sale                                               0.0%           0.0%          24.4%
    Loss on assets held for use                                                0.0%           0.0%         133.4%
    Loss on disposal of assets                                                 0.0%           0.0%           3.0%
    Unsuccessful debt restructuring costs                                      0.0%           0.0%           0.9%
                                                                             -----          -----          -----
Loss from operations                                                         (17.0)%        (33.6)%        (192.1)%
Interest expense                                                              27.0%          21.8%          30.6%
Amortization of original issue discount                                       27.9%          15.6%          16.0%
Foreign Currency Transaction Loss                                              0.0%           0.2%           0.1%
Minority Interest in Subsidiary                                                0.0%          (0.1)%         (0.1)%
                                                                             -----          -----          -----
Loss before income taxes and extraordinary items                             (71.9)%        (71.1)%        (238.7)%
                                                                             =====          =====          ======

     Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

         Revenues increased by $14.9 million, or 8.5%, to $190.5 million for the year ended December 31, 2001 from $175.6 million for the year ended December 31, 2000. The revenue increase is composed of two components: (1) acquisitions and
(2) same-site organic growth. During 2000, we completed over 200 acquisitions which contributed to 2000 revenue for the portion of the year they were owned and, with the exception of the three colocation facilities we sold in the fourth quarter of 2001, to 2001 revenue for the entire year. We completed nine acquisitions in 2001 that contributed to growth in 2001, as we reflected no revenue for these acquisitions in 2000. Same-site organic growth is a result of expanded marketing efforts to increase the number of customers per site and renegotiating leases that are subject to renewal. During 2001, our same-site organic growth on owned sites in our portfolio was 6.3% while the revenue on our managed and leased sites declined approximately 8.8%.

         Operating expenses, excluding depreciation and amortization, increased by $10.3 million or 16.2% to $74.1 million for the year ended December 31, 2001 from $63.8 million for the year ended December 31, 2000. The increase in operating expenses, excluding depreciation and amortization, was primarily attributable to (i) a $1.7 million increase in rent expense, (ii) a $2.0 million increase in utility costs, (iii) a $1.6 million increase in site management expenses, (iv) a $2.4 million increase in mapping, surveys and engineering services and (v) a $2.6 million increase in other site operation costs such as repairs and maintenance. The increase in rent expense is a result of an increase in rents related to our managed and leased sites where we often pay a portion of the rent based on the revenue we obtain on the site and based on rent increases which occurred on the renewals of land leases under owned sites and management and lease agreements. Expenses for utilities increased largely due to our colocation facilities which we acquired in 2000 and which utilize significant utilities as well as due to higher utility rates in many markets. The execution of new site management contracts in November 2000, resulted in increased site management expenses. We have recently made a strategic decision to provide site management services using internal personnel and have canceled these contracts. In addition, professional fees for mapping, surveys and engineering services increased as a result of our efforts to have more detailed information on our sites to enable us to better respond to customer inquiries regarding leasing space. Direct operating expenses as a percentage of revenue increased to 38.9% for the year ended December 31, 2001, from 36.3% for the year ended December 31, 2000.

         General and administrative expenses increased by $20.9 million for the year ended December 31, 2001, to $33.5 million from $12.6 million for the year ended December 31, 2000. The increase in general and administrative expenses relates to an increase of (i) $9.3 million in salaries and benefits as a result of increasing head count in our operations and finance areas as we transition into an operating company, (ii) $7.2 million in bad debt expense as a result of our decision to increase reserves relative to the general economic downturn and the specific financial distress of some of our key customers, and (iii) an increase in the allocation percentage of certain common costs allocated to general and administrative versus corporate development expenses from 33.0% to 87.0%. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups, the amount of cost allocated to general and administrative cost increased. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our inability to access additional capital from the equity and debt markets, resulted in the significant decrease in the number of people supporting our corporate development efforts. As a percentage of revenue, general and administrative expenses increased to 17.6% of revenue for the year ended December 31, 2001, from 7.2% for the year ended December 31, 2000.

         Corporate development expenses decreased by $26.0 million or 62.1% to $15.9 million for the year ended December 31, 2001, from $41.9 million for the year ended December 31, 2000. The decrease in corporate development expense relates to (i) a $7.0 million decrease in salaries and benefits relating to a reduction in head count brought on by the cessation of most of our acquisition activities, (ii) a decrease of $10.5 million in aborted acquisitions and construction efforts directly related to our inability to access capital to complete our acquisition strategy in effect during the third quarter of 2000,
(iii) a $1.7 million decrease in professional fees, and (iv) a decrease in the allocation percentage of certain common costs allocated to corporate development expense versus general and administrative expense from 67.0% to 13.0%. We allocate certain support costs between general and administrative expenses and corporate development expenses based on the cost of personnel in each of these groups. As a result of a significant decrease in the number of people associated with our corporate development efforts and a significant increase in the number of people supporting our administrative and operations groups the amount of cost allocated to corporate development decreased. Our diminished acquisition and site development activity starting in the fourth quarter of 2000, due to our inability to access additional capital from the equity and debt markets on terms we believe are attractive, related to the ongoing SEC investigation which began during the third quarter of 2000, resulted in the significant decrease in the number of people supporting our corporate development efforts. Corporate development expenses decreased as a percentage of revenue to 8.3% for the year ended December 31, 2001, compared to 23.8% for the year ended December 31, 2000.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.9 million for the year ended December 31, 2001, from $1.2 for the year ended December 31, 2000. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. The increase in expense is related to growth in the business, the allocations of this growth, and related activity during this same period.

         Interest expense, net of amortization of original issue discount, increased $19.9 million, or 52.1%, to $58.2 million for the year ended December 31, 2001, from $38.3 million for the year ended December 31, 2000. The increase is partially attributable to the adoption of SFAS No. 133 that resulted in us recording an additional $10.2 million of interest expense for the year ended December 31, 2001, related to our interest rate swap. Of the total, $8.9 million represents the additional decline in the fair value of the interest rate swap agreement as of December 31, 2001, and approximately $1.3 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. Interest income, recorded as a reduction of interest expense decreased by $8.2 million due to the decline in our interest bearing cash balances, from $44.2 million at December 31, 2000, to $22.2 million at December 31, 2001 and due to an overall drop in the rate we earn on interest bearing cash deposits.

         Impairment loss on assets held for sale represents the $46.6 million write-down of the five colocation properties, 88 parcels of land and our investment in Pinnacle Towers Ltd. that are now held for sale. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         Impairment loss on assets held for use represents the write-down of $254.2 million of 2,600 tower sites and leasehold interests with carrying values of $395.7 million. Statement of Financial Accounting Standard No. 121 requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to continuing negative developments during 2001 in the U. S. economy as a whole, and the continuing current year downturn in the telecommunications industry, including the recent deteriorating financial conditions of some of our key customers in the paging and wireless data segments of the telecommunications industry, coupled with the significant decline in valuation multiples over the past year for the tower sector in general, and for Pinnacle specifically, we evaluated the recoverability of the carrying value of our over 4,000 tower sites and determined that indicators of impairment existed. Accordingly, we evaluated the recoverability of each of our telecommunications assets on a site to site basis as of December 31, 2001. Based on this evaluation, we determined that assets with a carrying amount of $395.7 million were impaired and wrote them down by $254.2 million to their fair value. Fair value was based on estimated future cash flows to be generated.

     Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

         Revenues increased by $90.5 million, or 106% to $175.6 million for the year ended December 31, 2000 from $85.1 million for the year ended December 31, 1999. This additional revenue is mainly attributable to the acquisition and construction of 99 sites during the fourth quarter 1999, 2027 sites during third quarter of 1999, and 197 sites during the first two quarters of 1999. Also, the 1999 results included only an average of 4 months of revenue from Motorola Site Acquisitions versus twelve months in the year ended December 31, 2000. A final portion of the revenue increase is related to "same-site" growth.

         Direct operating expenses, excluding depreciation and amortization, increased by $38.6 million or 153% to $63.8 million for the year ended December 31, 2000, from $25.2 million for the year ended December 31, 1999. This increase is consistent with the acquisition and construction of the sites discussed above. Also, the 1999 results included only four months of operating expenses from the Motorola Antenna Site Acquisition versus twelve months in the year ended December 31, 2000. Direct operating expenses as a percentage of revenue increased to 36.3% for the year ended December 31, 2000, from 29.7% for the year ended December 31, 1999. The percentage increase is primarily a result of the change in mix of sites. Both managed and leased sites produce lower margins than owned sites because of their variable rent expense. Notwithstanding, many of these sites are financially and strategically consistent with our objective of providing wireless service providers a large selection of antenna site locations.

         General and administrative expenses increased 159.0% for the year ended December 31, 2000, to $12.6 million from $4.9 million for the year ended December 31, 1999. The increase in expenses is from additional staffing required for the increased work volume, increased levels of advertising and marketing expenditures, costs associated with growth, as well as significant non-recurring charges in the third and fourth quarters totaling $1.6 million. As a percentage of revenue, general and administrative expenses increased to 7.2% of revenue for the year ended December 31, 2000, from 5.7% for the year ended December 31, 1999. This increase is the result of non-recurring charges in the third and fourth quarters totaling $1.6 million. These non-recurring charges are associated with an equity offering discontinued during the quarter ($1.3 million) and costs incurred as a result of the SEC investigation ($0.3 million).

         Corporate development expenses increased by $30.2 million or 260.0% to $41.9 million for the year ended December 31, 2000 from $11.6 million for the year ended December 31, 1999. Corporate development expenses increased as a percentage of revenue to 23.8% for the year ended December 31, 2000, compared to 11.6% for the year ended December 31, 1999. The increase in expense is related to the overall growth in the business and related activity during this same period as well as significant, non-recurring charges in the third and fourth quarter totaling $13.5 million. These non-recurring charges are comprised of non-cash charges related to the impairment of capitalized costs on pending acquisitions ($10.7 million) and communications site construction project ($2.8 million) tower assets, which the Company has chosen not to pursue at this time. Additionally, we expensed $6.0 million for professional fees in 2000 for assistance with acquisition related projects, versus $1.8 million in 1999.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $1.2 million for the year ended December 31, 2000, from $1.1 for the year ended December 31, 1999. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes.

         Interest expense, net of amortization of original issue discount, increased $15.3 million, or 67%, to $38.3 million for the year ended December 31, 2000, from $23 million for the year ended December 31, 1999. The increase in interest expense was attributable to increased senior borrowings outstanding associated with our acquisitions activity, partially offset by some favorable interest rate protection agreements affecting the year ended December 31, 2000, plus the interest on our Convertible Notes issued March 14, 2000. The weighted average balance of senior debt outstanding increased by $112.8 million to $377.9 million for the year ended December 31, 2000 from $265.1 million for the year ended December 31, 1999.

         Amortization of original issue discount and debt issuance cost increased $3.7 million, or 16%, to $27.4 million for the year ended December 31, 2000, from $23.7 million for the year ended December 31, 1999. The increase resulted from increased amortization of original issue discount of $2.4 million and increased amortization of debt issuance costs of $1.3 million, $0.7 million attributable to the issuance costs for the September 17, 1999, amendment to our senior credit facility and $0.5 million attributable to the issuance costs for our Convertible Notes issued March 14, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from our acquisition-related activities, which we have now ceased, including earn-out payments, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from public equity offerings, bank borrowings, debt offerings, and cash flow from operations. Since the beginning of the previously disclosed SEC investigation, we have been unable to access additional capital through public equity or debt offerings. In addition, as a result of our entering into a forbearance agreement with our bank group discussed in more detail below, we are unable to borrow additional capital under our senior credit facility. As a result of these factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure with the assistance of our advisors. Until such time as we complete a restructuring of our capitalization or additional sources of capital become available to us, our primary source of liquidity will be cash flows from operations as well as capital generated from asset sales to the extent such sales are approved by our bank group and then only to the extent such proceeds are not required to be applied to reduce our outstanding borrowings under our senior credit facility. As a result of our noncompliance with the financial covenants contained in our senior credit facility and the related forbearance agreement we entered into with our lenders, we have reclassified all outstanding borrowings to current liabilities. We had a net working capital deficit of $40.6 million, excluding amounts related to long-term debt classified as a current liability due to events of default, as of December 31, 2001, and net working capital of $21.9 million as of December 31, 2000. Our ratio of total debt to stockholders' equity was 10.6 to 1.0 at December 31, 2001, and 1.7 to 1.0 at December 31, 2000.

         LIQUIDITY ASSESSMENT

         In conjunction with our efforts to recapitalize our balance sheet, we ceased making interest payments due under the Convertible Notes. Assuming that we do not pay cash interest on the Convertible Notes, we estimate that our cash and marketable securities on hand as of December 31, 2001 totaling $13.2 million would be sufficient to fund our operations and debt service on our senior credit facility through June 2002. No assurance can be given that our creditors will support any potential recapitalization, or that, if any recapitalization is implemented through consummation of a plan of reorganization pursuant to a bankruptcy proceeding, parties entitled to vote will vote in favor of the proposed plan of reorganization or that the plan of reorganization will be confirmed by the bankruptcy court, or will not be subsequently modified. If our recapitalization is not completed, and if we are not able to develop and implement a feasible alternative recapitalization transaction, we may be forced to liquidate under applicable provisions of the Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would receive in such a liquidation.

         SENIOR CREDIT FACILITY

         Our current senior credit facility is with Bank of America, N.A., as administrative agent. The senior credit facility is secured by a lien on substantially all of our assets and a pledge of substantially all of the capital stock of our subsidiaries. Our senior credit facility contains customary covenants such as limitations on our ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to stockholders, or prepay subordinated debt.

         Beginning in the third quarter of 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an Event of Default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002 and as amended and restated on March 8, 2002 and further amended as of April 12, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under our senior credit facility. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers' ability to incur additional debt; (5) limit Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein.

         As of March 15, 2002, we stopped paying interest on all of our Convertible Notes, which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility. There can be no assurance that we will satisfy the terms necessary in order for our lenders to continue exercising their remedies available as a result of our noncompliance with our senior credit facility.

         The terms of the forbearance agreement also permit us to sell our remaining colocation facilities, 88 parcels of land located under other companies towers and our interest in our UK subsidiary so long as the sales price meets certain criteria and 80% of the proceeds are applied to reduce outstanding borrowings under our senior credit facility.

         In April 2001, we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The waiver also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for the periods subsequent to the date of the waiver. The amendment did not adjust the amended ratio requirements for future measurement dates. Additionally, fees paid of $1.8 million to the banks as a result of this amendment were deferred and are being amortized under an adjusted effective yield over the remaining term of the underlying debt agreement.

         The following table summarizes the initial covenant requirements, the amended requirements, for the period ended December 31, 2001 and our actual ratios at December 31, 2001:


                                               Original              Amended
Covenant                                      Requirement          Requirement            Actual
--------                                    --------------       --------------       -------------
Total Leverage Ratio                        <=4.25 to 1.00       <=3.75 to 1.00        4.60 to 1.00
Consolidated Leverage Ratio                 <=7.50 to 1.00       <=8.00 to 1.00       10.34 to 1.00
Consolidated Interest Coverage Ratio        >=2.50 to 1.00       >=2.00 to 1.00        1.75 to 1.00
Pro-Forma Debt Service Coverage Ratio       >=1.50 to 1.00       >=1.25 to 1.00        1.20 to 1.00
Fixed Charge Coverage Ratio                 >=1.10 to 1.00       >=1.00 to 1.00        0.98 to 1.00

         SENIOR DISCOUNT NOTES

         In March 1998, we completed the offering of the Senior Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our senior credit facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon, to repay a $20.0 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Senior Notes were issued under the Senior Notes indenture and will mature on March 15, 2008. Cash interest is not payable on the Senior Notes prior to March 15, 2003. Thereafter, the Senior Notes will require semi-annual cash interest payments of $16.25 million.

         CONVERTIBLE NOTES

         On March 22, 2000, we completed a private placement of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the Convertible Notes on March 15 and September 15 of each year. As discussed above, the forbearance agreement entered into with the lenders under our senior credit facility prohibited our primary operating subsidiary, Pinnacle Towers Inc., from distributing cash to our public holding company, Pinnacle Holdings. As of March 15, 2002, we stopped paying interest on all of our Convertible Notes which resulted in a default under the Convertible Notes indenture and a cross default under our senior credit facility.


         Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

         The Convertible Notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the Convertible Notes on or after March 21, 2003. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the Convertible Notes and the shares of our common stock issuable upon conversion of the Convertible Notes, which was declared effective by the SEC on June 20, 2001.

         Under the terms of the Registration Rights Agreement, because the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the Convertible Notes increased by 0.5%. Thereafter, because the registration statement was not declared effective by December 17, 2000, the interest rate on the Convertible Notes increased by an additional 0.5%. The interest rate on the notes could not increase to greater than 6.5% under the terms of the Registration Rights Agreement. As a result of the effectiveness of the registration statement on June 20, 2001, the additional interest that began accruing on September 19, 2000, has ceased accruing. As noted above as a result of the existing forbearance agreement with our bank lenders the March 15, 2002, interest payment was not made.

         OTHER INDEBTEDNESS

         We also use seller financing to fund certain of our communications site acquisitions. As of December 31, 2001, we had outstanding, in the aggregate amount, $27.1 million of seller notes bearing interest at rates ranging from 8.0% to 13.0% per annum.

         PUBLIC OFFERINGS

         On January 24, 2000, we completed a public offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41.00, resulting in net proceeds from the January Offering of approximately $283.0 million. The proceeds were invested initially in short-term liquid securities and were used with borrowings made under the senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites, all of which was used as of December 31, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

CAPITAL INVESTMENTS

         Capital investments, including acquisitions and earn-out payments, for the year ended December 31, 2001 were $49.6 million, compared to $473.7 million in the comparable 2000 period. A portion of our historical and ongoing capital expenditures relates to expenditures required to maintain our communication sites and generally cannot be curtailed. Due to our inability to access additional capital and to capital expenditure restrictions imposed by our senior credit facility and the forbearance agreement we entered into with the lenders under our senior credit facility, we expect to make limited additional capital investments for acquisitions, construction and upgrading of additional towers until such time as we may have access to additional capital. Limitations on our ability to upgrade or replace towers could impact our ability to add new customers to certain of our towers, and eventually our ability to retain existing customers on our sites.

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

         The historical carrying value of the properties, which were acquired during 2000, as of December 31, 2001, prior to any write-down, was approximately $65.0 million. During the year ended December 31, 2001, the Company recognized a write-down adjustment of approximately $37.5 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these five properties. We estimated the fair market value less costs to sell based upon purchase and sale agreements and prior to such time of our entering into purchase and sale agreements, estimated purchase price based on an anticipated multiple of cash flow for the colocation facilities. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. In November 2001, we sold our two St. Louis and our Beaumont Texas colocation facilities and on March 15, 2002, we sold our Harlingen, Texas colocation facility.

         We obtained approval from our senior credit facility lending group to sell our two St. Louis and our Beaumont Texas colocation facilities. The net proceeds from these sales were primarily used to establish a $2.5 million cash collateral account to support our outstanding letters of credit and to repay outstanding borrowings under our senior credit facility including the payment of our December 31, 2001 scheduled amortization payment.

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land principally under towers currently owned by other tower companies and telecommunication service providers have been deemed assets held for sale as well as our investment in a majority owned subsidiary, Pinnacle Towers Ltd.

         The historical carrying value of our interest in the 88 parcels of owned land as of December 31, 2001, was approximately $12.9 million. During the year ending December 31, 2001, we recognized a write-down adjustment of approximately $5.1 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a letter of intent, which has subsequently expired, with a third party. However, there can be no assurance the current pending proposal will result in a completed transaction.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of December 31, 2001, prior to any write-down was approximately $9.8 million. During the year ending December 31, 2001, we recognized a write-down adjustment of approximately $4.0 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale. However, there can b no assurance the current pending proposal will result in a completed transaction.

         We have received the approval of our senior credit facility lending group to sell the 88 land parcels and our interest in Pinnacle Towers Ltd. so long as the sales price meets certain criteria and 80% of the proceeds are applied to reduce outstanding borrowings under our senior credit facility.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and 138. These statements require us to recognize all derivative instruments in the balance sheets at the fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the December 31, 2001, consolidated financial statements include the provisions required by SFAS No. 133, while the December 31, 2000, consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in us recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of these transition adjustments was an after-tax reduction to other comprehensive income of approximately $4.0 million. The reduction in other comprehensive net income is primarily related to the change in the fair value of our interest rate swap agreement. We reclassified into earnings during the year ending December 31, 2001, approximately $1.3 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         The earnings impact recorded during the year ending December 31, 2001, relating to this interest rate swap was approximately $10.2 million and is recorded in interest expense in the consolidated statement of operations. For the year ended December 31, 2001, approximately $8.9 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.3 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense

         In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations, and No. 142, "Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of December 31, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of December 31, 2001, the applications of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

         In August 2001, the Financial accounting Standard Board issued Statement of Financial Accounting Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         We will apply the new rules on accounting for impairment or disposal of long-lived assets beginning January 1, 2002. We are currently evaluating the effects, if any, of the application of this standard.

CRITICAL ACCOUNTING POLICIES

         The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. We evaluate our estimates and judgments on an on-going basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require our most difficult, subjective or complex judgments in the preparation of our financial statements:

         REVENUE RECOGNITION

         We recognize revenue from lease arrangements with tenants on our communication sites on a straight-line basis over the life of the related lease agreements in accordance with SFAS 13, "Accounting for Leases" and FASTB 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Revenue is recorded in the month in which it is earned.

         We further evaluate our revenue recognition policy in accordance with SAB 101, "Revenue Recognition" and defer any revenue if the following criteria is not met: persuasive evidence of an arrangement exists, payment is not contingent upon other performance or other obligations, the price is fixed or determinable or collectibility is not reasonably assured. We record a reserve for estimated credit memos. Any rental amounts received in advance of the month earned are recorded as deferred revenue.

         ALLOWANCES FOR DOUBTFUL ACCOUNTS

         Allowances for uncollectible accounts receivable are maintained based on historical payment patterns, aging of accounts receivable, write-off history and industry trends.

         IMPAIRMENT OF LONG-LIVED ASSETS

         In assessing the recoverability of our long-lived assets, we must make assumptions regarding estimated future cash flows and other factors to determine the fair value of the respective assets. If these estimates or their related assumptions change in the future, we may be required to record impairment charges for these assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         We are exposed to market risks from changes in interest rates on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of December 31, 2001 and 2000, we had $367.8 million and $392.4 million, respectively, in long-term debt subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both years, respectively. The remaining $517.7 million and $493.9 million of long-term debt, as of December 31, 2001 and 2000, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $107.8 million and $132.4 million as of December 31, 2001 and 2000, respectively.

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325 million under the Senior Notes due 2008 and $200.0 million under our Convertible Notes due 2007, $27.1 million under or seller notes and $367.7 million under our senior credit facility as of December 31, 2001:

                                                    Expected Maturity Date (in thousands)
                                        --------------------------------------------------------------
                                         2002         2003      2004      2005      2006    Thereafter
                                        -------       ----      ----      ----      ----    ----------
Liabilities
Long-term Debt, in default
Fixed Rate (10.0% and 5.5%)             525,000         --        --        --        --        --
Variable Rate (Weighted Average
Interest
Rate of 8.93%) .                        394,839         --        --        --        --        --

    Our primary market risk exposure relates to the following:

         -        the interest rate risk on long-term and short-term borrowings;

         - our ability to refinance the Senior Notes and the Convertible Notes at maturity at market rates;

         - the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

         - the impact of interest rate movements on our ability to obtain adequate financing to fund our operations.

         We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and through the use of interest rate swaps. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of December 31, 2001, and December 31, 2000, we had one interest rate swap agreement for a notional amount of $260.0 million which requires us to pay interest at a fixed rate of 6.37% versus LIBOR and matures on December 31, 2002, and includes an option whereby the counterparty may extend the maturity to December 31, 2003, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130.0 million effective December 31, 2002.

         While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

INFLATION

         Because of the relatively low levels of inflation experienced in 1999, 2000 and 2001, inflation did not have a significant effect on our results in such years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Our consolidated Financial Statements and notes thereto and the report of E&Y, our independent auditors, are set forth on the pages indicated in Item 14.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         We had a disagreement with our prior accountants, as more specifically discussed in the Current Report on Form 8-K/A filed on April 26, 2001.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Set forth below is certain information concerning Pinnacle's executive officers and directors.

                                                                                                            Year First
                                                                                                             Became a
Name                                  Position(s)                                                    Age     Director
----                                  -----------                                                    ---    ----------
Steven R. Day....................     Director and Chief Executive Officer                            49       1997
Ben Gaboury......................     President of Pinnacle Towers                                    51         --
William T. Freeman...............     Chief Financial Officer, Vice President,
                                        and Secretary                                                 40         --
Decker A. Todd...................     Vice President and Assistant Secretary                          40         --
Camille Blommer..................     Controller                                                      40         --
Michael Kerwick..................     Vice President of Sales of Pinnacle Towers                      47         --
Ronald Lipham....................     Vice President of Sales of Pinnacle Towers                      55         --
Michael Millard..................     Vice President of Engineering and Operations of Pinnacle
                                        Towers                                                        38         --
Gary A. Mattox...................     Chief Information Officer of Pinnacle Towers                    46         --
Evan N. Berlin...................     General Counsel                                                 34         --
Thomas W. Guard..................     Treasurer                                                       37
G. Peter O'Brien(1)(2)...........     Director                                                        56       1999
J. Clarke Smith(1)(2)............     Director                                                        59       2000
Paula E. Boggs(1)................     Director                                                        42       2000
Arthur J. Hill(2)................     Director                                                        62       2001

------------------------------
(1) Member of the Compensation Committee.
(2) Member of the Audit Committee.

         STEVEN R. DAY. Mr. Day has served as Pinnacle's Chief Executive Officer since June 2001. Prior to serving as Chief Executive Officer, Mr. Day served as Chief Financial Officer from February 1997 until July 2000, Vice President from February 1997 until July 2001, Secretary from February 1997 until November 2001, and as Chief Operating Officer from July 2000 until July 2001. Before joining Pinnacle, Mr. Day was a partner in the accounting firm of PricewaterhouseCoopers LLP until joining us in February 1997. Since 1986, he has been involved with high-growth companies, principally in technology-based industries and, for the last several years, prior to joining our company, worked with large venture capital and leveraged buyout firms in his role in the PricewaterhouseCoopers LLP Mergers and Acquisitions Group. Mr. Day earned a Masters of Business Administration at Loyola University of Chicago and a Bachelor of Arts degree at the University of West Florida.

         BEN GABOURY. Mr. Gaboury has served as President of Pinnacle Towers since August 1998. Prior to serving as President of Pinnacle Towers, Mr. Gaboury served as Vice President of Sales from October 1996 until August 1998. Before joining Pinnacle Towers, Mr. Gaboury was employed for 17 years with Motorola in various sales and sales management positions. Before joining us in October 1996, Mr. Gaboury was responsible for planning the strategy that Motorola employed in connection with the build out of its SMR network in New York and the New England area. He then executed the plan to market SMR services as well as related rental towers. Mr. Gaboury holds a Masters Degree from Jersey City State College and a Bachelors Degree from Fairleigh Dickinson University.

         WILLIAM T. FREEMAN. Mr. Freeman has served as Pinnacle's Chief Financial Officer and Vice President since September 2001, and as Pinnacle's Secretary since November 2001. Before joining Pinnacle, Mr. Freeman, was the Chief Financial Officer of WJ Communications, Inc. a manufacture of RF components and subassemblies from June 2000 to September 2001. Prior to his tenure at WJ Communications, Mr. Freeman was the Chief Financial Officer from November 1997 to June 2000 of System One Services, Inc. a staffing and consulting provider acquired by TMP Worldwide. Mr. Freeman holds a Masters of Accounting from Florida State University and a Bachelor of Science from the University of Kentucky.

         DECKER A. TODD. Mr. Todd has served as Pinnacle's Vice President since July 2001 and as Assistant Secretary since January 1998. Mr. Todd also served as Pinnacle's Controller from January 1998 to July 2001 and as Treasurer from January 1998 to October 1999 and from July 2001 until March 2002. Before joining Pinnacle, Mr. Todd was the Director of Operations of Progressive Business Solutions, Inc. from October 1996 through October 1997 and Vice President of Finance, Chief Financial Officer, Secretary and Director of Check Express, Inc. from October 1993 through February 1996. From 1984 to 1993, Mr. Todd was an accountant serving in various capacities at PricewaterhouseCoopers, LLP.

         CAMILLE BLOMMER. Ms. Blommer has served as Pinnacle's Controller since July 2001. Before joining Pinnacle, Ms. Blommer served as Controller of Holiday Network International from August 1997 through November 1998 and as Controller of Andcare, Inc. from July 1992 to August 1997. Ms. Blommer also spent five years in public accounting, including three years with Ernst & Young. Ms. Blommer holds a Masters of Science in Accountancy from Appalachian State University and a Bachelor of Science in Business Administration from the University of Montana.

         MICHAEL D. KERWICK. Mr. Kerwick has served as Pinnacle Towers' Vice President of Sales for the Eastern Division since July 2001. He began his tenure with Pinnacle in September of 1999 as Director of Sales for the Eastern Division. Prior to joining Pinnacle Mr. Kerwick was employed by Motorola Communications for eighteen years where he held various management positions, with his last role as an Area Business Manager of the North American Network Services Division. Mr. Kerwick has a Masters Degree in Management and Administration from Rider University.

         RONALD LIPHAM. Mr. Lipham has served as Pinnacle Towers' Vice President of Sales since July 2001. Mr. Lipham also served as Pinnacle Towers' Sales Director from September 1999 until July 2001. Before joining Pinnacle Towers, Mr. Lipham served as the Area Sales Manager for Motorola from 1995 until 1999. Mr. Lipham has been in the wireless industry since 1973 in sales and sales management positions with Motorola Communications and Pinnacle Towers.

         MICHAEL MILLARD. Mr. Millard joined Pinnacle Towers in February 1997 and has served as Vice President of Engineering and Operations since July 2001. Before joining Pinnacle Towers, Mr. Millard served ten years as Director of Engineering for two other tower site management and tower consolidation companies. He is a licensed electrical engineer and member of both the IEEE Broadcast Technology Society and the Association of Federal Communications Consulting Engineers.

         GARY ANTHONY MATTOX. Mr. Mattox has served as Pinnacle Towers' Chief Information Officer since January 2002. Mr. Mattox also served as Pinnacle Towers' Manager Software Development from March 2000 until October 2000 and as Director Management Information Systems from October 2000 until January 2002. Before joining Pinnacle Towers, Mr. Mattox was the Manager of Development of Wingate Engineering Inc. from March 1993 until May 1998. Mr. Mattox also served as Manager of Internal Systems of Arthur Andersen LLP from May 1998 until August 1999. Mr. Mattox attended the University of Kentucky and the University of Central Florida.

         EVAN N. BERLIN. Mr. Berlin has served as Pinnacle's General Counsel since April 2002. Before joining Pinnacle, Mr. Berlin was a Partner of Kirk-Pinkerton, P.A. in Sarasota, Florida from 2000 until April 2002. Prior to joining Kirk-Pinkerton, Mr. Berlin was an Associate of Walters, Levine, Brown, Elingensmith, Milonas & Thomison, P.A. in Sarasota, Florida from 1998 until
200. Mr. Berlin has a law degree from the University of Florida College of Law and a Bachelor of Arts Degree from Middlebury College.

         THOMAS W. GUARD. Mr. Guard joined Pinnacle as its Treasurer in March 2002. Prior to joining Pinnacle Mr. Guard was a Vice President of Finance with TMP Worldwide from April 2000 to March 2002 and prior to that was the Treasurer for System One Services, Inc. a staffing and consulting firm acquired by TMP Worldwide. Mr. Guard also spent four years with PricewaterhouseCoopers. Mr. Guard holds a Masters in Business Administration from the University of Florida and a Bachelors of Science in Business Administration from the University of Missouri.

         G. PETER O'BRIEN. Mr. O'Brien has served as a member of the board of directors of Pinnacle since October 1999. Mr. O'Brien recently retired as a managing director of Merrill Lynch, Pierce, Fenner & Smith Incorporated after working in the Equity Capital Markets area for 28 years. Mr. O'Brien is presently a member of the Board of the Legg Mason Family of Mutual Funds, a member of the Board of the Royce Family of Mutual Funds, a member of the Board of the Renaissance Capital Greenwich Fund and a member of the Colgate University Board of Trustees. Mr. O'Brien is a graduate of the Columbia Business School and Colgate University.

         J. CLARKE SMITH. Mr. Smith has served as a member of the board of directors of Pinnacle since February 2000. Mr. Smith recently retired as Vice President--Finance and Administration, Chief Financial Officer, and Treasurer of Aerial Communications, Inc. ("Aerial"). He had served as a Director of Aerial since February 1996. Prior to that, he was President and Chief Executive Officer of Mortgage Edge Corporation from 1993 to 1995 and President of Sears Savings Bank from 1989 to 1993.

         PAULA E. BOGGS. Ms. Boggs has served as a member of the board of directors of Pinnacle since May 2000. Ms. Boggs has also served as Vice President, Senior Deputy General Counsel for Dell Computer Corporation since June 1997. Ms. Boggs provides legal counsel in connection with Dell's global Home and Small Business organization, Worldwide Operations, Board of Directors audit committee and Dell compliance efforts. Prior to that, Ms. Boggs was a partner with the law firm of Preston Gates & Ellis LLP from January 1995 to May 1997. Ms. Boggs currently serves on The Johns Hopkins University Board of Trustees and is a member of the American Bar Association House of Delegates. Ms. Boggs has a law degree from the University of California at Berkeley and a bachelor's degree in international studies from The Johns Hopkins University.

         ARTHUR J. HILL. Mr. Hill has served as a member of the board of directors of Pinnacle since August 2001. Mr. Hill has also served as Chairman for Arthur Hill and Co. LLC and affiliates since January, 1994. Mr. Hill has also served as a member of the board of directors for Allstate Bank, a subsidiary of Allstate Insurance from April 1999, to present. Mr. Hill earned a Masters in Business Administration from UCLA and a bachelor's degree from Stanford University.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Exchange Act requires Pinnacle's directors, executive officers and persons holding more than ten percent of our common stock to file initial reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5 with the SEC. Such officers, directors and ten percent stockholders are also required by SEC rules to furnish Pinnacle with copies of all such forms that they file. The SEC has designated specific due dates for these reports and we must identify in this proxy statement those persons who did not file these reports when due.

         Based solely on its review of copies of such forms received by Pinnacle and written representations from certain reporting persons, Pinnacle believes that only Mr. Mattox failed to timely file his Form 3 in fiscal 2001.

ITEM 11. EXECUTIVE COMPENSATION

         Under rules established by the SEC, Pinnacle is required to provide certain information concerning total compensation earned or paid to: (1) the Chief Executive Officer of Pinnacle and (2) the four other most highly compensated executive officers whose annual salaries and bonuses exceeded $100,000 during fiscal 2001. Such information is also provided for two former executive officers who would have been two of the four most highly compensated executive officers during fiscal 2001 had they stayed through the end of the fiscal year (such six individuals, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

         The following table sets forth certain compensation information for the Named Executive Officers.

                                          ANNUAL COMPENSATION                       LONG-TERM COMPENSATION
                              ----------------------------------------------  ------------------------------------
                                                                    OTHER
                                                                    ANNUAL    RESTRICTED  SECURITIES
NAME AND PRINCIPAL                                                  COMPEN-     STOCK     UNDERLYING      LTIP         ALL OTHER
POSITION                       YEAR      SALARY($)    BONUS($)     SATION($)   AWARDS($)   OPTIONS(#)   PAYOUTS($)  COMPENSATION ($)
------------------            -----     ----------   ---------    ----------  ----------  -----------  -----------  ----------------
Steven R. Day ..........       2001       291,833      175,000          --           --    1,500,000           -             --
Director, and Chief            2000       226,250      125,000          --           --      400,000           -             --
Executive Officer              1999       189,449       75,000          --           --      325,000           -             --

Ben Gaboury ............       2001       180,000           --          --           --       70,000           -             --
President of                   2000       180,000       50,000          --           --       50,000           -             --
Pinnacle Towers Inc.           1999       168,487       75,000          --           --      453,350           -             --

Decker  A. Todd ........       2001       112,167       35,350          --           --       60,000           -             --
Vice President and             2000       110,000           --          --           --       30,000           -             --
Assistant Secretary            1999        93,594        7,770          --           --       87,058           -             --

Michael D. Kerwick .....       2001       118,829       29,013          --           --       25,000           -             --
Vice President of              2000       110,944       56,719          --           --       21,000           -             --
Sales                          1999        35,933           --          --           --        3,000           -             --

Ronald Lipham ..........       2001       107,895       22,468          --           --       25,000           -             --
Vice President of              2000        99,775       37,569          --           --       13,500           -             --
Sales                          1999        32,500           --          --           --        3,000           -             --


Robert J. Wolsey (2) ...       2001       207,667      175,000          --           --           --           -             --
                               2000       337,500      170,000          --           --      400,000           -             --
                               0666       284,124      100,000          --           --      692,525           -             --

Jeffrey J. Card (3) ....       2001       216,650       60,000          --           --           --           -             --
                               2000        91,667       30,000          --           --      450,000           -             --
                               1999            --           --          --           --           --           -             --

-----------------------
(1)      See also, "Employment Agreements."
(2)      Mr. Wolsey resigned effective October 15, 2001.
(3)      Mr. Card resigned effective March 14, 2001.

OPTION GRANTS IN 2001

         The following table sets forth information as to stock options granted to all Named

Executive Officers during fiscal 2001. These options were granted under our Stock Incentive Plan and, unless otherwise indicated, provide for vesting as to 20% of the underlying common stock one year after the date of grant, then 20% each year thereafter. Options were granted at an exercise price equal to the fair market value of our common stock on the date of grant except for 900,000 shares granted to Mr. Day on October 19, 2001 which were granted with exercise prices in excess of the market price. The amounts under "Potential Realizable Value at Assumed Annual Rate of Stock Appreciation for Option Term" represent the hypothetical gains of the options granted based on assumed annual compound stock appreciation rates of 5% and 10% over their fair market value at the date of grant for the full ten-year term of the options. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate or projection of future common stock prices.


                       Individual Grants
                       -----------------
                                                                                                        Potential
                                                                                                        Realizable
                                                                                                     Value at Assumed
                                                                                                     Annual Rates of
                                              Percent of                                                 Stock
                           Number of             Total                                                   Price
                           Securities           Options                                              Appreciation for
                           Underlying         Granted to        Exercise of                             Option Term
                            Options          Employees in       Basic Price      Expiration      ----------------------
        Name               Granted(#)            2001             ($/SH)            Date          5%($)         10%($)
        ----              -----------        ------------       -----------      ----------      --------      --------
Steven R. Day .....        600,000                23.1%         $   0.46          10/15/11       $173,575      $439,873
                           300,000                11.6%             1.00          10/19/11             --        57,936
                           300,000                11.6%             2.00          10/19/11             --            --
                           300,000                11.6%             3.00          10/19/11             --            --

Ben Gaboury .......         70,000                 2.7%             4.05           7/30/11        178,292       451,826

Decker A. Todd ....         60,000                 2.3%             4.05           7/30/11        152,821       387,279

Michael D. Kerwick          25,000                 1.0%             4.05           7/30/11         63,676       161,366

Ronald Lipham .....         25,000                 1.0%             4.05           7/30/11         63,676       161,366

Robert J. Wosley (1)            --                  --                --                --             --            --

Jeffrey J. Card (2)             --                  --                --                --             --            --

-------------------------
(1) Mr. Wolsey resigned effective October 15, 2001 and pursuant to Pinnacle's option plan, such options are forfeited.
(2) Mr. Card resigned effective March 14, 2001 and pursuant to Pinnacle's option plan, such options are forfeited.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION
VALUES

         No stock options granted under our Stock Incentive Plan were exercised during fiscal 2001. The values at fiscal year-end of unexercised in-the-money options granted to the Named Executed Officers are as set forth in the table below:

                                       Number of Securities Underlying              Value of Unexercised In-The-
                                          Unexercised Options at                          Money Options at
                                            December 31, 2001($)                         December 31, 2001($)
Name                                  Exercisable         Unexercisable            Exercisable          Unexercisable
----                                  -----------         -------------            -----------          -------------
Steven R. Day ...........               202,858             2,015,000                    --                    --
Ben Gaboury .............               184,198               382,010                    --                    --
Decker A. Todd ..........                33,682               143,377                    --                    --
Michael D. Kerwick ......                 5,400                43,600                    --                    --
Ronald Lipham ...........                 3,900                37,600                    --                    --
Robert J. Wolsey (1) ....                    --                    --                    --                    --
Jeffrey J. Card (2) .....                    --                    --                    --                    --

(1) Mr. Wolsey resigned effective October 15, 2001 and pursuant to Pinnacle's option plan, such options are forfeited.

(2) Mr. Card resigned effective March 14, 2001 and pursuant to Pinnacle's option plan, such options are forfeited.

EMPLOYMENT AGREEMENTS AND TERMINATION AGREEMENTS

         Pinnacle has entered into an employment agreement (the "Employment Agreement") with Mr. Day. The Employment Agreement provides that Mr. Day will be employed by Pinnacle until his resignation, death or disability or other incapacity, or until terminated by Pinnacle. Under the Employment Agreement, Mr. Day will receive, among other things, (1) an annual base salary and (2) other benefits as described in the Employment Agreement (including all employee benefit plans and arrangements that are generally available to other employees). The Employment Agreement includes noncompetition and nonsolicitation provisions restricting Mr. Day's ability to engage in activities competitive with Pinnacle for a period of two years following termination of employment. In the event of the termination of Mr. Day, the Employment Agreement provides for severance benefits including salary and health plan benefits for a period of six months.

SEVERANCE AGREEMENTS

         Day Severance Agreement

         Pinnacle has entered into a severance compensation agreement with Mr. Day. If Pinnacle terminates Mr. Day's employment without cause, or if Mr. Day resigns for good reason, within 24 months after the completion of a restructuring, recapitalization or reorganization of Pinnacle, Mr. Day will be entitled to receive four semi-annual cash installment payments equal in the aggregate to 200 percent of his annual base salary in effect on the date his employment terminates. If, prior to the payment of all installment payments, Mr. Day obtains other employment with a salary equal to or greater than his base salary, he will not receive the remaining installment payments. If, prior to the payment of all installments, Mr. Day obtains other employment with a salary that is less than his base salary but not less than 75 percent of his base salary, each remaining installment payment will be proportionately reduced. In addition, Pinnacle will continue to pay a portion of Mr. Day's group health insurance premiums for up to 18 months and will provide an automobile for Mr. Day for 24 months.

         Gaboury Severance Agreement

         Pinnacle has entered into a severance compensation agreement with Mr. Gaboury. If

Pinnacle terminates Mr. Gaboury's employment without cause, or if Mr. Gaboury resigns for good reason, within 12 months after the completion of a restructuring, recapitalization or reorganization of Pinnacle, Mr. Gaboury will be entitled to receive two semi-annual cash installment payments equal in the aggregate to 100 percent of his annual base salary in effect on the date his employment terminates. If, prior to the payment of all installment payments, Mr. Gaboury obtains other employment with a salary equal to or greater than his base salary, he will not receive the remaining installment payments. If, prior to the payment of all installments, Mr. Gaboury obtains other employment with a salary that is less than his base salary but not less than 75 percent of his base salary, each remaining installment payment will be proportionately reduced. In addition, Pinnacle will continue to pay a portion of Mr. Gaboury's group health insurance premiums for up to 18 months. Mr. Gaboury's severance compensation agreement includes noncompetition, nonsolicitation and confidentiality provisions restricting Mr. Gaboury's ability to engage in activities competitive with Pinnacle for a period of 12 months following termination of employment.

         Todd Severance Agreement

         Pinnacle has entered into a severance compensation agreement with Mr. Todd. If Pinnacle terminates Mr. Todd's employment without cause, or if Mr. Todd resigns for good reason, within 12 months after the completion of a restructuring, recapitalization or reorganization of Pinnacle, Mr. Todd will be entitled to receive two semi-annual cash installment payments equal in the aggregate to 100 percent of his annual base salary in effect on the date his employment terminates. If, prior to the payment of all installment payments, Mr. Todd obtains other employment with a salary equal to or greater than his base salary, he will not receive the remaining installment payments. If, prior to the payment of all installments, Mr. Todd obtains other employment with a salary that is less than his base salary but not less than 75 percent of his base salary, each remaining installment payment will be proportionately reduced. In addition, Pinnacle will continue to pay a portion of Mr. Todd's group health insurance premiums for up to 18 months. Mr. Todd's severance compensation agreement includes noncompetition, nonsolicitation and confidentiality provisions restricting Mr. Todd's ability to engage in activities competitive with Pinnacle for a period of 12 months following termination of employment.

RETENTION AND COMPLETION INCENTIVE PLAN

         Pinnacle has established a plan for the payment of retention and completion incentive bonuses in order to encourage selected employees, including each of the Named Executive Officers, to continue their employment with the company. If a covered employee's employment does not terminate on or before January 7, 2003, the employee will receive a retention bonus ranging from 25 percent to 100 percent of the employee's base salary as of January 7, 2002. The retention bonus will be paid in three equal installments on May 7, 2002, September 7, 2002, and January 7, 2003. However, if the employment of a covered employee who is not a party to a severance compensation agreement with Pinnacle is terminated by Pinnacle without cause prior to January 7, 2003, the employee will receive the retention bonus. If a restructuring, recapitalization or reorganization of Pinnacle occurs prior to January 7, 2003, the payment of the retention bonus installment payments will be accelerated. If a covered employee's employment does not terminate for any reason before the completion of a restructuring, recapitalization or reorganization of Pinnacle, the employee will receive a completion bonus ranging from 25 percent to 100 percent of the employee's base salary as of January 7, 2002. However, if the employee's employment is terminated without cause within six weeks prior to the completion of a restructuring, recapitalization or reorganization of Pinnacle, the employee will be entitled to the completion bonus.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Pinnacle's Compensation Committee is currently composed of Mrs. Boggs, Mr. O'Brien and Mr. Smith. No current or former member of the Compensation Committee is currently or was formerly an officer or an employee of Pinnacle or its subsidiaries.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

STOCK OWNERSHIP

         The following table shows the amount of Pinnacle common stock beneficially owned as of March 25, 2002 by (1) any person who is known by Pinnacle to be the beneficial owner of more than 5% of the outstanding shares of common stock, (2) Pinnacle's directors, (3) the Named Executive Officers, and
(4) all directors and executive officers of Pinnacle as a group.

                                                                  Shares Beneficially Owned
                                                                ------------------------------
Name of Beneficial Owner                                          Number       Percentage
------------------------                                        ----------    --------------
Robert J. Wolsey(a) ...................................             76,293          *
Steven R. Day(b) ......................................            488,820         1.0%
Jeffery J. Card(c) ....................................             15,000          *
Ben Gaboury(d) ........................................            353,465          *
Decker A. Todd(e) .....................................             48,235          *
Michael David Kerwick(f) ..............................             16,800          *
Ronald Lipham(g) ......................................             13,300          *
G. Peter O'Brien(h) ...................................             52,700          *
J. Clarke Smith(i) ....................................             48,000          *
Paula E. Boggs(e) .....................................             40,000          *
Arthur J. Hill(j) .....................................            220,000          *
All directors and executive officers as a group (13)(k)          1,419,413         2.9%

--------------

*        Less than 1% of the outstanding common stock.

(a) Mr. Wolsey resigned from Pinnacle effective October 15, 2001 and is no longer an executive officer or director.

(b) The number of shares shown in the table includes (i) 83,435 shares held directly by Mr. Day, (ii) 7,143 shares held by South Creek, Inc., (iii) 185,384 shares held by South Creek Partnership Ltd. and (iv) 212,858 shares subject to stock options that are exercisable within 60 days of March 25, 2002.

(c) Mr. Card resigned from Pinnacle effective March 14, 2001 and is no longer an executive officer(d) The number of shares shown in the table includes (i) 143,597 shares held directly by Mr. Gaboury and (ii) 209,868 shares subject to stock options that are exercisable within 60 days of March 25, 2002.

(e) The number of shares shown in the table includes only shares subject to stock options that are exercisable within 60 days of March 25, 2002.

(f) The number of shares shown in the table include (i) 10,000 shares held directly by Mr.

         Kerwick and (ii) 6,800 shares subject to stock options that are exercisable within 60 days of March 25, 2002.

(g) The number of shares shown in the table includes (i) 8,000 shares held directly by Mr. Lipham and (ii) 5,300 shares subject to options that are exercisable within 60 days of March 25, 2002.

(h) The number of shares shown in the table include (i) 12,700 shares held directly by Mr. O'Brien and (ii) 40,000 shares subject to stock options that are exercisable within 60 days of March 25, 2002.

(i) The number of shares shown in the table includes (i) 8,000 shares held directly by Mr. Smith and (ii) 40,000 shares subject to options that are exercisable within 60 days of March 25, 2002.

(j) The number of shares shown in the table includes (i) 200,000 shares held directly by Mr. Hill and (ii) 20,000 shares subject to options that are exercisable within 60 days of March 25, 2002.

(k) Includes 640,261 shares of common stock that are subject to stock options held by 7 executive officers and five non-employee directors that are exercisable within 60 days of March 25, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Following the closing of the Motorola Antenna Site Acquisition we transferred a portion of the rooftop communication sites we acquired from Motorola to PT III in order to minimize the risk that the ownership of, or income from, such assets might negatively affect our qualification as a REIT, and received in exchange $9.8 million of nonvoting convertible preferred stock, approximately 9% of the outstanding voting common stock and a $39.2 million convertible promissory note. Certain of our executive officers owned the remaining outstanding voting common stock of PT III until March 2001, when we acquired their shares and PT III became a wholly owned "qualified REIT subsidiary" of ours. We also agreed to make our personnel, facilities and general and administrative overhead available to PT III, and PT III agreed to reimburse us for our costs incurred in doing so. During 2000, we purchased approximately $2.5 million of additional nonvoting convertible preferred stock of PT III and approximately $10.0 million of additional convertible promissory notes. PT III used such funds to acquire all of the stock of two corporations which own and manage communications sites, and to acquire certain assets used in communications site management and related activities. Substantially all of the income derived from the activities described in the preceding sentence constitute income which is non-REIT qualifying. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

         During 2000, we invested funds in PT IV, which used the funds to acquire all of the stock of another corporation engaged in the management of rooftop communication sites on behalf of third party property owners, which constitutes an activity the income from which is non-REIT qualifying. In return for our total investment of approximately $12.0 million in PT IV, we received a $9.6 million PT IV convertible promissory note, $2.4 million of PT IV nonvoting convertible preferred stock and approximately 9% of the outstanding voting common stock of PT IV. Certain of our officers owned the remaining outstanding voting common stock of PT IV until March 2001 when we acquired their shares and PT IV became a wholly owned "taxable REIT subsidiary" of ours. The terms of the convertible promissory notes and nonvoting convertible preferred stock of PT IV are the same as the terms of the convertible promissory notes and nonvoting convertible preferred stock of PT III described above. We also agreed to make our personnel, facilities, and general and administrative overhead available to PT IV, and PT IV agreed to reimburse us for our costs incurred in doing so. The assets and liabilities and results of operations of PT III are included with those of Pinnacle Towers Inc. in the consolidated financial statements.

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

         We took several actions during 2001 to restructure our investments in PT III and PT IV in order to take advantage of changes in the REIT tax law, which became effective on January 1, 2001. Since such restructuring, the REIT qualifying assets and income of PT III, which were the subject of PT III's favorable July 18, 2000, ruling of the Internal Revenue Service, constitute assets and income which are subject to our REIT election. PT III transferred substantially all of its non-REIT qualifying assets to PT V, a wholly owned subsidiary of PT III. Following such transfer, we acquired all of the PT III voting common stock owned by certain officers of Pinnacle, upon which PT III, as a wholly owned subsidiary, became a "qualified REIT subsidiary" of ours. As a "qualified REIT subsidiary," the assets and income of PT III will be considered ours and covered by our REIT election on and after the date on which PT III became wholly owned by us. We and PT V jointly elected to treat PT V as a "taxable REIT subsidiary." We and PT IV jointly elected to treat PT IV as a "taxable REIT subsidiary." After the making of the "taxable REIT subsidiary" election for PT IV, we acquired all of the outstanding voting common stock of PT IV owned by certain of our officers, thereby making PT IV a wholly owned "taxable REIT subsidiary" of ours.

         Each of PT III, PT IV and PT V has, with respect to the period classified as either a non-controlled subsidiary or a taxable REIT subsidiary, entered into a cost and expense sharing and reimbursement agreement with Pinnacle Towers Inc., pursuant to which Pinnacle Towers Inc. has provided and will continue to provide personnel, facilities and general administrative services and overhead to each of PT III, PT IV and PT V, in return for which each such company has agreed to reimburse Pinnacle Towers for its cost and expense allocable thereto. Each of PT III, PT IV and PT V is required to guarantee our senior credit facility and each is required to grant a security interest in all of its assets to secure such guarantee.

         During 2000, and the year ending December 31, 2001, we made investments in a subsidiary we formed to do business in the United Kingdom, Pinnacle Towers Ltd. Pinnacle Towers Ltd. in turn established three wholly owned subsidiaries for the purpose of affecting acquisitions. As of December 31, 2001, we owned approximately 91% of Pinnacle Towers Ltd. The business of Pinnacle Towers Ltd. is the acquisition and operation of communications sites. In some cases, the sites have towers located on them, and in other cases, we expect to construct towers on the sites we have acquired. As of December 31, 2001, we have invested a total of $12.4 million in Pinnacle Towers Ltd., which has a carrying value of $9.8 million before the impairment adjustment. Pinnacle Towers Ltd. has ceased its acquisition and construction program due to the inability to access additional capital. On September 27, 2001, a decision was made to divest this investment and we have reclassified this investment as assets held for sale and recognized write-down adjustments for our interest in Pinnacle Towers Ltd.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      List of Financial Statements, Financial Statement Schedules and
         Exhibits

         1.       Financial Statements


                                                                                                   Page

                                                                                                   ----

                  Report of Independent Certified Public Accountants....................              72
                  Consolidated Balance Sheets at December 31, 2000 and 2001.............              73
                  Consolidated Statements of Operations for
                    the years ended December 31, 1999, 2000 and 2001....................              74
                  Consolidated Statement of Changes in Stockholders' Equity for
                    the years ended December 31, 1999, 2000 and 2001....................           75-76
                  Consolidated Statements of Cash Flows for the years ended December
                    31, 1999, 2000 and 2001.............................................              77
                  Notes to Consolidated Financial Statements............................          78-103

         2.       Financial Statement Schedules

                  Schedule II - Schedule of Valuation and Qualifying Accounts for each of the years in the three-year period ended December 31, 2001.

                  All other schedules for which provision is made in the applicable accounting regulations of the SEC are not required in the related instructions or are inapplicable and therefore have been omitted.

         3.       Exhibits

                  The Exhibits listed in the "Index to Exhibits" are filed as part of this Annual Report on Form 10-K.

(b)      Reports on Form 8-K

                  No reports on Form 8-K were filed during the last quarter of our fiscal year ended December 31, 2001.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Stockholders and Board of Directors of Pinnacle Holdings, Inc.

         We have audited the accompanying consolidated balance sheets of Pinnacle Holdings, Inc. and subsidiaries ("the Company") as of December 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pinnacle Holdings, Inc. and subsidiaries at December 31, 2000, and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

         The accompanying financial statements have been prepared assuming that Pinnacle Holdings Inc. will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has a working capital deficiency. In addition, the Company has not complied with certain covenants of loan agreements with lenders. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

         As discussed in Note 5 to the financial statements, in 2001 the company changed its method of accounting for derivative instruments.

                                    /s/  Ernst & Young LLP
                                    -------------------------------------------


Tampa, Florida
February 22, 2002
except for Note 2, as to which the date is April 15, 2002

                             PINNACLE HOLDINGS INC.

                          CONSOLIDATED BALANCE SHEETS

           (all numbers in thousands except share and per share data)



                                                                                  December 31,          December 31,
                                                                                      2000                  2001
                                                                                  ------------          ------------

                                Assets

Current assets:
       Cash and cash equivalents                                                  $    44,233           $    13,187
       Restricted cash                                                                     --                 7,091
       Accounts receivable, less allowance for doubtful accounts of
          $5,541 and $12,227, respectively                                             18,056                 8,834
       Prepaid expenses and other current assets                                       10,984                11,498
                                                                                  -----------           -----------
          Total current assets                                                         73,273                40,610
Fixed assets, net of accumulated deprecation of $165,132 and $246,308,
       respectively                                                                 1,307,945               917,961
Leasehold interests, net of accumulated amortization of $36,600
       and $67,988, respectively                                                       62,482                25,693
Assets held for sale                                                                       --                18,982
Deferred debt issue costs, net of accumulated amortization of $4,120
       and $7,246, respectively                                                        18,094                18,113
Other assets                                                                            7,813                12,974
                                                                                  -----------           -----------
                                                                                  $ 1,469,607           $ 1,034,333
                                                                                  ===========           ===========

                Liabilities and Stockholders' Equity

Current liabilities:
       Accounts payable                                                           $     4,993           $     4,244
       Accrued expenses                                                                22,735                22,401
       Deferred revenue                                                                 6,796                16,286
       Interest rate swap liability                                                        --                12,859
       Current portion of long-term debt, including $860.0 million
          long-term debt in default at December 31, 2001                               16,868               885,471
                                                                                  -----------           -----------
          Total current liabilities                                                    51,392               941,261
Long-term debt                                                                        869,392                    --
Other liabilities                                                                      14,400                 9,274
                                                                                  -----------           -----------
                                                                                      935,184               950,535

Minority interest in subsidairy                                                           321                    --

Commitments and contingencies (Note 12)

Stockholders' equity:
       Preferred stock, $.001 par value, 5,000,000 shares
          authorized; 0 shares issued and outstanding at
          December 31, 2000, and December 31, 2001                                         --                    --
       Common stock, $.001 par value, 100,000,000 shares authorized;
          48,430,593 shares issued and outstanding at December 31, 2000,
          and December 31, 2001                                                            48                    48
       Additional paid-in capital                                                     773,240               773,231
       Accumulated other comprehensive loss                                              (403)               (2,497)
       Accumulated deficit                                                           (238,782)             (686,984)
                                                                                  -----------           -----------
                                                                                      534,103                83,798
                                                                                  -----------           -----------
                                                                                  $ 1,469,607           $ 1,034,333
                                                                                  ===========           ===========

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          (all numbers in thousands, except share and per share data)



                                                                                         Years Ended December 31,
                                                                            ----------------------------------------------------
                                                                               1999                 2000                2001
                                                                            ------------        ------------        ------------

Revenues                                                                    $     85,119        $    175,648        $    190,594
Direct operating expenses, excluding depreciation and amortization                25,255              63,810              74,157
                                                                            ------------        ------------        ------------
Gross margin, excluding depreciation and amortization                             59,864             111,838             116,437
Other expenses:
   General and administrative                                                      4,865              12,605              33,478
   Corporate development                                                          11,637              41,869              15,857
   State franchise, excise and minimum taxes                                       1,107               1,184               1,877
   Depreciation and amortization                                                  56,687             115,180             123,315
   Loss on assets held for sale                                                       --                  --              46,592
   Loss on assets held for use                                                        --                  --             254,186
   Loss on disposal of assets                                                         --                  --               5,644
   Unsuccessful debt restructuring costs                                              --                  --               1,702
                                                                            ------------        ------------        ------------
                                                                                  74,296             170,838             482,651
                                                                            ------------        ------------        ------------
Loss from operations                                                             (14,432)            (59,000)           (366,214)
Interest expense, net                                                             22,953              38,280              58,236
Amortization of original issue discount and debt issuance costs                   23,708              27,427              30,495
Foreign currency transaction loss                                                     --                 342                 132
Minority interest in net loss of subsidiary                                           --                (179)               (245)
                                                                            ------------        ------------        ------------
Loss before income taxes                                                         (61,093)           (124,870)           (454,832)
Income tax benefit                                                                    --                 575               6,630
                                                                            ------------        ------------        ------------
Net loss                                                                         (61,093)           (124,295)           (448,202)
Payable-in-kind preferred dividends and accretion                                  2,930                  --                  --
                                                                            ------------        ------------        ------------
Net loss attributable to common stockholders                                $    (64,023)       $   (124,295)       $   (448,202)
                                                                            ============        ============        ============

Basic and diluted loss attributable to common stockholders per share:

Net loss attributable to common stockholders                                $      (1.96)       $      (2.59)       $      (9.25)
                                                                            ============        ============        ============

Weighted average number of common shares outstanding                          32,588,050          47,918,183          48,430,593
                                                                            ============        ============        ============

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

          (all numbers in thousands, except share and per share data)



                                                                   Series B Junior                                     Class A
                                                                   Preferred Stock           Common Stock            Common Stock
                                                 Comprehensive    ---------------------  --------------------     -----------------
                                                 Income (Loss)    Shares       Amount      Shares      Amount      Shares    Amount
                                                 -------------    ------     ----------  ----------    ------     --------   ------

Balance at December 31, 1998                       $ (42,271)      60.40     $59,930             --    $   --      202,500   $   --
Dividends and accretion on Preferred Stock                          1.27       1,767             --        --
Issuance of common stock, net of issuance                                                41,094,471        41     (202,500)      --
    costs, and conversion
Liquidation of Series B Junior Preferred Stock                    (61.67)    (61,697)
Distribution of contributed capital and yield
    on various classes of common stock
Foreign currency translation loss                       (419)
Net loss                                             (61,093)
                                                   ---------      ------     -------     ----------     -----     --------     ----
 Balance at December 31, 1999                      $ (61,512)         --          --     41,094,471        41           --       --
                                                   =========
Issuance of common stock, net of issuance
    costs, and conversion                                                                 7,336,122         7
Foreign currency translation gain                         16
Net loss                                            (124,295)
                                                   ---------      ------     -------     ----------     -----     --------     ----
 Balance at December 31, 2000                      $(124,279)         --          --     48,430,593        48           --       --
Repurchase of Common Stock
Cumulative effect of change in accounting for
     derivative financial instruments, net of
     applicable income taxes                          (4,002)
Loss (gain) reclassified into earnings from
     other comprehensive income (loss) net
     of applicable income taxes                        1,334
Foreign currency translation gain                        574
Net loss                                            (448,202)
                                                   ---------      ------     -------     ----------     -----     --------     ----
 Balance at December 31, 2001                      $(450,296)         --     $    --     48,430,593     $  48           --   $   --
                                                   ---------      ------     -------     ----------     -----     --------     ----

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

          (all numbers in thousands, except share and per share data)



                                                         Class E                         Accumulated
                                                       Common Stock       Additional       Other
                                                    ------------------     Paid-in      Comprehensive Accumulated    Stockholders'
                                                    Shares      Amount     Capital      Income (Loss)   Deficit         Equity
                                                    -------     ------    ----------    ------------- -----------    -------------

Balance at December 31, 1998                        174,766     $ --      $ 33,136      $    --       $ (53,394)     $  39,672
Dividends and accretion on Preferred Stock                                  (2,930)                                     (1,163)
Issuance of common stock, net of issuance
     costs, and conversion                         (174,766)      --       502,632                                     502,673
Liquidation of Series B Junior Preferred Stock                                                                         (61,697)
Distribution of contributed capital and yield
     on various classes of common stock                                    (43,748)                                    (43,748)
Foreign currency translation loss                                                          (419)                          (419)
Net loss                                                                                                (61,093)       (61,093)
                                                   --------     ----     ---------     ---------     -----------     ---------
 Balance at December 31, 1999                            --       --       489,090         (419)       (114,487)       374,225
Issuance of common stock, net of issuance                                                                                   --
     costs, and conversion                                                 284,150                                     284,157
Foreign currency translation gain                                                            16                             16
Net loss                                                                                               (124,295)      (124,295)
                                                   --------     ----     ---------     ---------     -----------     ---------
 Balance at December 31, 2000                            --       --       773,240         (403)       (238,782)       534,103
Repurchase of Common Stock                                                      (9)                                         (9)
Cumulative effect of change in accounting for                                                                              --
     derivative financial instruments, net of
     applicable income taxes                                                             (4,002)                        (4,002)
Loss (gain) reclassified into earnings from
     other comprehensive income (loss) net
     of applicable income taxes                                                           1,334                          1,334
Foreign currency translation gain                                                           574                            574
Net loss                                                                                               (448,202)      (448,202)
                                                   --------     ----     ---------     ---------     -----------     ---------
 Balance at December 31, 2001                            --     $ --     $ 773,231     $ (2,497)     $ (686,984)     $  83,798
                                                   ========     ====     =========     =========     ===========     =========

  The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                (in thousands, except share and per share data)



                                                                                Year Ended December 31,
                                                                   -------------------------------------------------
                                                                     1999                2000                2001
                                                                   ---------           ---------           ---------

Cash flows from operating activities:
Net loss                                                           $ (61,094)          $(124,295)          $(448,202)
Adjustments to reconcile net loss to net cash provided

     by operating activities:
          Depreciation and amortization                               56,687             115,180             123,315
          Amortization of original issue discount and
              debt issuance costs                                     23,708              27,427              30,495
          Deferred tax benefit                                            --                (575)             (6,992)
          Reserve for doubtful accounts                                1,668               4,072              11,761
          Write off of aborted acquisitions and
              construction costs                                          --              13,568               2,972
          Loss on disposal of assets                                      --                  --               5,644
          Loss on assets held for use                                     --                  --             254,186
          Loss on assets held for sale                                    --                  --              46,592
          Unsuccessful debt restructuring costs                           --                  --               1,702
          Minority share of net loss of subsidiary                        --                (179)               (245)
          Change in value of derivative
              financial instruments                                       --                  --              10,191
          (Increase) decrease in:
               Restricted cash                                            --                  --              (7,091)
               Accounts receivable, gross                             (8,855)             (7,194)             (2,601)
               Prepaid expenses and other
                   current assets                                        198              (5,737)               (562)
               Other assets                                           (1,716)             (4,581)             (3,467)
          Increase (decrease) in:
               Accounts payable                                        1,963              (2,340)               (510)
               Accrued expenses                                        9,579              (2,461)                 89
               Deferred revenue                                         (138)              2,799               9,754
               Other liabilities                                         385                (142)                 94
                                                                   ---------           ---------           ---------
                                                                      83,479             139,837             475,327
                                                                   ---------           ---------           ---------
Net cash provided by operating activities                             22,385              15,542              27,125
                                                                   ---------           ---------           ---------

Cash flows from investing activities: Payments made in connection with acquisitions:

               Fixed assets                                         (418,948)           (369,927)             (6,878)
               Leasehold interests in
                  telecommunications sites                           (78,034)            (20,087)               (437)
               Land                                                  (23,259)            (23,900)            (13,457)
               Net current liabilities acquired                        7,141                 177                  --
          Capital expenditures:
               Fixed assets                                           (2,529)             (3,619)             (1,208)
               Tower assets                                          (33,863)            (56,374)            (27,579)
          Proceeds from the sale of assets                                --                  --              22,375
                                                                   ---------           ---------           ---------
Net cash used in investing activities                               (549,492)           (473,730)            (27,184)
                                                                   ---------           ---------           ---------

Cash flows from financing activities:

          Borrowings under long-term debt, net                       563,310             325,978               5,250
          Repayment of long-term debt                               (318,314)           (202,943)            (32,781)
          Deferred debt issue costs                                       --                  --              (4,847)
          Proceeds from issuance of common stock, net                500,912             284,157                  (9)
          Liquidation of PIK preferred stock and warrants            (93,742)                 --                  --
          Distribution of contributed capital
               and payment of accretion on various
               classes of common stock                               (43,748)                 --                  --
          Minority interest in subsidiary                                                    500                 700
                                                                   ---------           ---------           ---------
Net cash provided by financing activities                            608,418             407,692             (31,687)
                                                                   ---------           ---------           ---------
Effect of exchange rate changes on cash                                 (249)               (134)                700
                                                                   ---------           ---------           ---------

Net increase in cash and cash equivalents                             81,062             (50,630)            (31,046)
Cash and cash equivalents, beginning or period                        13,801              94,863              44,233
                                                                   ---------           ---------           ---------
Cash and cash equivalents, end of period                           $  94,863           $  44,233           $  13,187
                                                                   =========           =========           =========

Supplemental disclosure of cash flows:

Cash paid for interest                                             $  26,770           $  38,455           $  51,425
                                                                   =========           =========           =========

Non-cash Transactions:
          Seller debt issued in acquisition                        $  10,089           $  10,108           $      --
          Payable-in-kind preferred dividends
               and accretion                                       $   2,930           $      --           $      --
          Stock issued for acquisitions                            $   8,804           $      --           $      --
          Deferred tax liability on acquisition
               basis differences                                   $      --           $  14,368           $      --
          Interest swap liability recorded to other
               comprehensive income, net                           $      --           $      --           $   2,668

          The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

                             PINNACLE HOLDINGS INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       NATURE OF BUSINESS AND BASIS OF PRESENTATION

         The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), Pinnacle Towers V Inc. ("PT V") and Tower Systems, Inc. Beginning in 1999 Pinnacle Holdings Inc. authorized the contribution of capital to PT III to establish a preferred stock interest. PT III utilized the capital contributed during 1999 and 2000 to purchase certain communications site assets and the stock of corporations that own and/or manage communications sites. Also, during the third quarter of 2000, Pinnacle Holdings Inc. authorized the contribution of capital to PT IV to establish a preferred stock interest. PT IV utilized the capital contributed to purchase the stock of a corporation that manages communications sites. Pinnacle Towers Inc. and certain members of management of Pinnacle Holdings Inc. originally owned the common stock of PT III and PT IV.

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

         Pinnacle Towers Inc. has contributed $12.4 million in capital, including $7.6 million during the twelve months ended December 31, 2001, to a United Kingdom ("UK") entity, Pinnacle Towers, Ltd., to establish a 91% interest in the entity. Pinnacle Towers Ltd. used the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. On September 27, 2001, a decision was made to divest this investment and we have reclassified the assets and liabilities of Pinnacle Towers Ltd. to assets held for sale in our December 31, 2001, consolidated balance sheet.

         Unless otherwise noted, "we," "us," "our," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including PT III, PT IV, PT V and Pinnacle Towers, Ltd. All significant intercompany balances and transactions have been eliminated.

2.       LIQUIDITY AND SOLVENCY

          We incurred losses from operations of $14.4 million, $59.0 million and $366.2 million in 1999, 2000 and 2001, respectively. These losses have significantly weakened our financial position and ability to meet the required financial covenants under our senior credit facility as further described in
Note 12.

         Pinnacle Holdings did not have sufficient funds to make the March 15, 2002, interest payment on the Convertible Notes to bondholders as of March 1, 2002. Since such payment was not made on or before April 15, 2002, then, subject to the terms of the governing indenture, the holders of 25% in principal amount of the Convertible Notes may be able to declare the $200.0 million principal amount of the Convertible Notes, together with accrued and unpaid interest, immediately due and payable. If the Convertible Note holders were to accelerate the maturity of amounts due under the Convertible Notes or, upon expiration of the forbearance agreement, the bank lenders, were to accelerate the maturity of amounts due under the senior credit facility, Pinnacle's 10% Senior Notes due 2008 (the "Senior Notes") may subsequently become payable. If any of such debt becomes payable, Pinnacle Holdings and Pinnacle Towers would not have sufficient funds to immediately repay the indebtedness.

         As a result of this situation, we believe that significant uncertainty exists regarding our ability to continue normal operations and have been actively pursuing a plan for recapitalization and restructuring of our debt.

We have been in active discussions with potential investors and other third parties as well as certain holders of our Senior Notes. We expect that in order to complete any proposed investment and recapitalization it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the Bankruptcy Code and that an investment and recapitalization would be implemented through the confirmation and consummation of a plan of reorganization approved by the court in the bankruptcy proceedings. There can be no assurance that we will be successful in implementing our recapitalization.

         Our ability to continue as a going concern is dependent upon on our ability to successfully implement a recapitalization plan. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

         Principles of Consolidation

         The consolidated financial statements include the accounts of all majority-owned subsidiaries. All inter-company accounts, transactions and profits are eliminated. Assets related to our investment in Pinnacle Towers, Ltd, have been reclassified to assets held for sale.

         Cash and Cash Equivalents

         We consider all highly liquid temporary cash investments with a maturity of three months or less at the date of purchase to be cash equivalents.

         Restricted Cash

         As of December 31, 2001, we had restricted cash of approximately $7.1 million. A service provider made a legal claim and obtained a lien for $4.1 million. This claim was subsequently settled and the lien released. In addition, in connection with the forbearance agreement for our senior credit facility, the creditor requested us to place $3.0 million from proceeds on the sale of our assets held for sale in an escrow account.

         Concentration of Credit Risk

         Substantially all of the accounts receivable are with Federal, state and local government agencies and national and local wireless communications providers. We perform ongoing credit evaluations of our customers but do not require collateral to support customer receivables. We maintain an allowance for doubtful accounts on our customer receivables based upon factors surrounding the credit risk of specific customers, historical trends and other information. Sales to one customer accounted for 13.6% of revenues in 2001, 14.8% in 2000 and 14.6% in 1999. This customer filed for protection under Chapter 11 of the U. S. Bankruptcy code in December 2001. Beginning in 2000, our largest single customer receivable, owed by Nextel, was being pursued via mediation. As of December 31, 2001, the outstanding balance of $3.1 million was still being pursued. Other customers have also filed Chapter 11 petitions in the U. S. Bankruptcy Courts. We believe we have provided an adequate allowance to cover any amount that will not ultimately be collected.

         Fixed Assets

         Telecommunications assets consists of towers, licenses, permits, tower attachments, equipment such as air conditioners and generators to support the equipment buildings, monitoring and safety equipment which are recorded at cost and depreciated using the straight-line method over the estimated useful life of the assets. The cost of land is also included in the fixed assets total.

         The majority of our telecommunication assets have been acquired through purchase business combinations. We allocate the purchase price of an acquisition as well as acquisition-related costs first to the fair value of the land, equipment and other tangible assets and liabilities acquired with any remainder allocated to tower assets. The allocation of purchase price to individual towers within a purchase business combination is based upon the projected cash flow of a tower in relation to the total projected cash flow of the combined group of towers acquired as part of a deal.

         Other fixed assets are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the fixed assets. Equipment held under capital leases is amortized on a straight-line basis over the term of the lease or the remaining life of the leased property, whichever is shorter and the related amortization is included with depreciation expense.

         Betterments, renewals and extraordinary repairs, which increase the value or extend the life of the asset, are capitalized. Repairs and maintenance costs are expensed as incurred.

         Leasehold Interests

         Leasehold interests represent our interest in various rooftops and other leased telecommunications sites with the purchase price allocated based on discounted cash flows at the date of acquisition. Leasehold interests are amortized over the related remaining term of the lease. The average remaining term is approximately one and a half years.

         Acquisition Costs

         We capitalized certain direct and incremental costs associated with completing a purchase business combination. Acquisition costs include certain due diligence, title and legal costs, site audit costs and other related fees. Such costs are included in the purchase price of a purchase business combination and are allocated to the fair value of assets and liabilities acquired as discussed above.

         Other Assets

         Other assets include tenant lease receivables recorded in connection with the revenue recognition on non-cancelable tenant leases in accordance with Statement of Financial Accounting Standard No. 13, "Accounting for Leases", deferred tax assets, deposits from tenants, and employee advances.

         Impairment of Long-lived Assets

         Statement of Financial Accounting Standard No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value.

         We evaluate the recoverability of long-lived assets whenever adverse events or changes in business climate indicate that the expected undiscounted future cash flows from the related asset may be less than previously anticipated. If the net book value of the related asset exceeds the undiscounted future cash flows of the asset, the carrying amount is reduced to the present value of its expected future cash flows and an impairment loss recognized.

          In 2001, we evaluated the recoverability of each of our over 4,000 telecommunication assets on a site-by-site basis. Based on this evaluation, we determined that certain tower assets and leasehold interests were impaired. We recorded a loss to write our tower assets and leasehold interests down to their fair value, which is included as a separate component of operating expenses. The fair value was determined based on estimated discounted future cash flows to be generated by each site using a discount rate commensurate with our current cost of capital.

         In addition, during 2001, management decided to market and sell five colocation properties, 88 parcels of land and our investment in Pinnacle Towers, Ltd. , which represents the majority of non-core business assets. We recorded a loss on assets held for sale as a separate component of operating expenses to write-down these assets to their estimated sales value, net of related costs to sell.

         Fair Value of Financial Instruments

         Cash and cash equivalents, receivables, accounts payable and accrued liabilities are reflected in our financial statements at their carrying value, which approximates their fair value due to the short maturity. We consider the variable rate financial instruments to be representative of current market interest rates and, accordingly, the recorded amounts approximate fair market value. Pinnacle's Senior Notes are publicly traded and were trading based on a 45.5% yield at December 31, 2001, indicating a fair value of the notes of approximately $71.5 million. Additionally, our Convertible Notes are publicly trading based on a 100.0% yield at December 31, 2001, indicating a fair value of the Convertible Notes of approximately $11.0 million.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS No. 137 and No. 138 in June 1999, and June 2000, respectively. These statements, required to be adopted for fiscal years beginning after June 15, 2000, require us to recognize all derivatives on the balance sheet at fair value. The statements also established new accounting rules for hedging instruments which, depending on the nature of the hedge, require that changes in the fair value of derivatives either be offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value must be immediately recognized in earnings.

         We adopted the provisions of SFAS No. 133, as amended, on January 1, 2001, which resulted in a cumulative effect of an accounting change of approximately $4.0 million being recognized in other comprehensive income. Our swap agreement does not qualify for hedge accounting treatment. Accordingly, changes in the fair value of the swap agreement that occurred subsequent to January 1, 2001, are recognized in current operations. The potential impact of such changes in fair value will depend upon fluctuations in market interest rates. Such fluctuations may result in increased volatility in our future operating results and may have a material impact on our results of operations. During 2001, the impact on operating results was a $10.2 million increase to interest expense.

         Foreign Currency Translation

         All asset and liability accounts of our international operations are translated into U.S. dollars at current rates. Revenue, costs and expenses are translated at the average currency rate, which prevailed during the fiscal year. There are no activities in any hyperinflationary economies. Gains and losses resulting from foreign currency transactions are included in income currently. Gains and losses resulting from translation of financial statements are excluded from net income and are recorded as a component of stockholders equity.

         Revenue Recognition

         Revenue from tenant leases is recognized on a straight-line basis over the life of the related lease agreements. Revenue is recorded in the month in which it is earned. Any rental amounts received in advance of the month earned are recorded as deferred revenue.

         Corporate Development Expenses

         Corporate development expenses represent costs incurred in connection with acquisitions and construction activities and the expansion of the customer base. These expenses consist primarily of allocated compensation and overhead costs that are not directly related to the administration or management of existing towers, and are expensed as incurred. As a result of our lower acquisition level, the percentage allocated to corporate development has decreased from 67% of total general and administrative expenses in 2000, to 13% in 2001. Also included in corporate development are charges of $13.5 million in 2000, and $3.0 million in 2001, related to the write-off of previously capitalized costs on pending acquisitions and on construction of communications sites, which we chose not to pursue.

         Income Taxes

         Subject to the following paragraph, we believe that we qualify, and intend to continue to qualify, to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, for each taxable year of operations. As a REIT, we are allowed a tax deduction for the amount of dividends paid to our stockholders, thereby effectively subjecting the distributed net income of Pinnacle to taxation at the stockholder level only, provided it distributes at least 90% (95% prior to January 1, 2001) of its REIT taxable income and meets certain other requirements for qualifying as a REIT. We incurred a loss for both book and tax purpose in the years ended December 31, 1999, 2000 and 2001 and, therefore, were not required to pay a cash dividend in order to retain our REIT status.

         In January 2002, we became aware that four UK entities, which we have owned a direct or indirect equity interest in since 2000, failed to file timely elections with the Internal Revenue Service to be treated for U.S. tax purposes as pass-through entities rather than as corporations, which is the default classification in the absence of a timely election. Private letter ruling requests have been filed with the Internal Revenue Service for extensions of time to file such elections retroactive to 2000, and we anticipate that such requests will be approved. However, if such requests are not approved, then the equity interests which we own, directly or indirectly, in such UK entities will constitute the ownership of securities of corporations in excess of the REIT-qualification limitation, which will result in the loss of our REIT status for 2000 and up to the four succeeding years.

         We also recently became aware that we failed to make elections in the manner contemplated by Notice 88-19 or the temporary regulations related to prior year acquisitions of C Corporations and have requested a private letter ruling from the Internal Revenue Service so that we may do so on a retroactive basis. If the Internal Revenue Service fails to rule favorably on our request, we may owe tax, interest and penalties on the "built-in gain" required to be recognized during the year in which we acquired one or more C corporations. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million. To the extent we are required to recognize the "built-in gain" in the year of acquisition, the "built in gain" would not be subject to federal income tax upon a sale by us of the assets involved. We have not provided for this exposure as we believe the likelihood of an unfavorable outcome is remote.

         Loss Per Share

         Basic net loss attributable to common stockholders per share is based on the weighted average number of shares of common stock outstanding during each period and after giving retroactive effect for the conversion of our common stock outstanding prior to our initial public offering in accordance with the recapitalization effected contemporaneously with the completion of the initial public offering. The computation of diluted loss attributable to common stockholders per share, assuming the exercise of warrants issued in connection with the Series A Senior Preferred Stock and the Subordinated-Term Loan Agreement and the exercise of stock options granted and outstanding, has an anti-dilutive effect on loss per share.

         Reclassifications

         Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

4. ADOPTION OF SFAS NO. 133 ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         Effective January 1, 2001, we adopted SFAS No. 133 as amended by SFAS No. 137 and No. 138. These statements require us to recognize all derivative instruments on the balance sheet at their fair value. These statements also establish new accounting rules for hedging instruments, which depend on the nature of the hedge relationship. As disclosed in further detail below, the 2001 consolidated financial statements include the provisions required by SFAS No. 133, while the 2000, consolidated financial statements were prepared in accordance with the applicable professional literature for derivatives and hedging instruments in effect at that time.

         The adoption of SFAS No. 133 resulted in Pinnacle recording a transition adjustment to recognize our derivative instruments at fair value and to recognize the change in fair value of our derivatives. The cumulative effect of this transition adjustment was an after-tax reduction to other comprehensive income of approximately $4.0 million. The reduction in other comprehensive income is primarily related to the change in the fair value of our interest rate swap agreement. We reclassified into earnings during the year ending December 31, 2001, approximately $1.3 million of net losses relating to the transition adjustment recorded as of January 1, 2001.

         We recorded our interest rate swaps in the consolidated balance sheet at December 31, 2001 at fair value. The fair value of derivatives used to modify our risks fluctuates over time. These fair value amounts should not be viewed in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions and other exposures and to the overall reduction in our risk relating to adverse fluctuations in interest rates and other market factors. In addition, the earnings impact resulting from our derivative instruments is recorded in the same line item within the consolidated statement of operations as the underlying exposure being hedged.

         As a condition of our senior credit facility we are required to enter into and maintain at all times interest hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. Pinnacle enters into interest rate swap agreements to manage the interest rate risk associated with certain amounts of our variable rate debt. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of December 31, 2000 and 2001, we had one interest rate swap agreement for a notional amount of $260.0 million, which requires us to pay interest at a fixed rate of 6.37% versus LIBOR and matures on December 31, 2002, and includes an option whereby the counterparty may extend the maturity to December 31, 2003, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130.0 million effective December 31, 2002.

         Because of the written option feature, the interest rate swap agreement does not meet the criteria to be accounted for as a hedge under SFAS No. 133. Accordingly, the changes in the fair value of this agreement, subsequent to the adoption of the Statement on January 1, 2001, are recorded in earnings immediately. The derivative liability for the fair value of the swap on December 31, 2001, was $12.9 million. The earnings impact recorded during the twelve months ending December 31, 2001, relating to this interest rate swap was approximately $10.2 million and is recorded in interest expense in the consolidated statement of operations. For the year ended December 31, 2001, approximately $8.9 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.3 million represents the reversal of the underlying exposure previously recognized in comprehensive loss into interest expense.

5.       NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standard Board issued Statement of Financial Accounting Standard No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives.

         We will apply the new rules on accounting for goodwill and other intangible assets beginning January 1, 2002. As of December 31, 2001, we do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary. As of December 31, 2001, the application of the non-amortization provisions of the Statement and the requirements for impairment testing are being evaluated.

         In August 2001, the Financial Accounting Standard Board issued Statement of Financial Account Standard No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective for fiscal years beginning after December 15, 2001. The new rules on asset impairment supersede SFAS No. 121, and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         We will apply the new rules on accounting for impairment or disposal of long-lived assets beginning January 1, 2002. We are currently evaluating the effects, if any, of the application of this standard.

6.       COMPREHENSIVE LOSS

         Total comprehensive loss for the year ended December 31, 2001, was $450.3 million, composed of a net loss of $448.2 million, cumulative effect of change in accounting for derivative financial instruments net of taxes of $4.0 million, offset by a net reduction for foreign currency translation gain of approximately ($0.6) million and approximately ($1.3) million in losses reclassified into earnings relative to our derivative financial instrument.

7.       ACQUISITIONS

         Historically, we actively acquired communications sites and related real estate assets.

         On August 31, 1999, the Company consummated the Motorola Antenna Site Acquisition and acquired approximately 1,858 communication sites and related assets from Motorola for $254.0 million, comprised of $245.0 million in cash and 418,520 shares of our common stock, valued at $9.0 million, plus fees and expenses of approximately $2.2 million. This acquisition results in us having sites in all fifty States and nine Canadian Provinces. We transferred certain of the rooftop communication sites we acquired from Motorola to PT III.

         There is a working capital adjustment component of the Motorola Antenna Site Acquisition. As of December 31, 2001, Pinnacle recorded a net receivable due from Motorola as a result of this working capital adjustment component of $0.2 million in prepaid expenses and other current assets. As this adjustment has not been agreed upon and settled, in finalizing this adjustment with Motorola we may settle on a different amount. Any significant adjustments to this estimated working capital adjustment component upon settlement will be reflected in income and disclosed accordingly.

         Also in conjunction with the Motorola Antenna Site Acquisition, Motorola performed certain services on our behalf under a Transition Services Agreement, receipt of cash payments from tenants for a one month period and payment of vendor invoices for a two month period subsequent to closing. Accordingly, there is an amount of cash settlement, net of the fees charged by Motorola for this service, due us of $4.4 million recorded as prepaid expenses and other current assets as of December 31, 2001. These amounts have been recorded based on information provided to us by Motorola in connection with their receipt of cash and payment of vendors. We have had discussions with Motorola regarding this receivable and have been unable to agree and collect this amount. If we are unable to resolve this dispute we will have to pursue it legally. Because of the uncertainty involved in a legal proceeding, we recorded a reserve of $1.7 million as a charge to operating expense to reflect our estimate of recoverability. Any additional adjustments to this amount upon settlement will be reflected in income and disclosed accordingly.

         In addition to the Motorola Antenna Site Acquisition, during the year ended December 31, 1999 we completed 129 acquisitions of 442 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $238.0 million consisting of $228.0 million in cash and $10.0 million of notes payable to the former communications site owners.

         During the year ended December 31, 2000, we completed 226 acquisitions of 1,467 communications sites and related assets, each of which was individually insignificant to Pinnacle, from various sellers for an aggregate purchase price of $405.8 million consisting of $395.8 million in cash and $10.0 million of notes payable to the former communications site owners.

         During the year ended December 31, 2001, we completed nine acquisitions of communications sites and related assets for an aggregate purchase price of $0.8 million. We incurred an additional $6.2 million of costs associated with post transaction expenditures consisting of contingent purchase price payments of $5.5 million and additional acquisition costs of $0.7 million.

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


                                                                           Pro Forma

                                                             ------------------------------------
                                                              Year Ended             Year Ended
                                                             December 31,            December 31,
                                                                 2000                   2001
                                                             ------------            ------------
                                                              (unaudited)            (unaudited)
                                                                         (in thousands)

Revenue                                                       $ 188,436               $ 190,633
Gross margin, excluding depreciation and
  amortization                                                  122,262                 116,496
Net loss                                                       (136,773)               (448,230)
Net loss attributable to common shareholders                   (136,773)               (448,230)
Basic and diluted net loss attributable
to common shareholders                                        $   (2.85)              $   (9.26)

8.       FIXED ASSETS

         Fixed assets consist of the following:


                                                                          December 31,
                                                                  -----------------------------
     (in thousands)                          Estimated useful
                                              lives in years         2000               2001
                                             ----------------     ----------         ----------

Telecommunications assets:
   Telecommunications tower assets                15              $1,335,732         $1,049,915
   Telecommunications site equipment             5-15                 37,698             39,233
   Buildings                                      15                  19,918             18,915
   Land                                                               60,504             38,801
   Construction in progress                                            9,976              7,506
                                                                  ----------         ----------
     Total telecommunications assets                               1,463,828          1,154,370
Other:
   Vehicles                                       5                     989                 758
   Furniture, fixtures and other
     office equipment                            5-7                   2,990              3,049
   Data processing equipment                     3-5                   5,271              6,092
                                                                  ----------         ----------
     Total fixed assets                                            1,473,078          1,164,269
Accumulated depreciation                                            (165,133)          (246,308)
                                                                  ----------         ----------
Fixed assets, net                                                 $1,307,945         $  917,961
                                                                  ==========         ==========

9.       ASSETS HELD FOR SALE

         Colocation Facilities

         On June 7, 2001, we adopted a plan to dispose of certain operating assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. As a result of the adoption of this plan, five colocation properties acquired in 2000 and located in Texas and St. Louis, Missouri have been deemed assets held for sale. In accordance with Statement of Financial Account Standard No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," assets held for sale are reported at the lower of their net historical basis or estimated fair market value less costs to sell.

         The historical carrying value of the five colocation facility properties, which were acquired during 2000, prior to any write-down was approximately $65.0 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $37.5 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell for these five properties at the end of the year. We estimated the fair market value less costs to sell based upon purchase and sale agreements and prior to such time of our entering into purchase and sale agreements, estimated sales price based on an anticipated multiple of cash flow for the colocation facilities. Depreciation expense has not been recognized since the date the colocation assets were classified as held for sale. In November 2001, we sold our two St. Louis, Missouri and our Beaumont, Texas colocation facilities.

         For the year ended December 31, 2001, excluding the write-down adjustment, the colocation facilities had net operating income of $0.5 million. For the year ended December 31, 2001, the combined properties produced revenues of $6.4 million, had operating expenses of $3.4 million, and tax and depreciation charges of $2.5 million. We are in the process of marketing the remaining property and foresee being able to dispose of it within a reasonable period. However, there can be no assurance the current pending proposal will result in a completed transaction.

         Land

         On September 27, 2001, we adopted a plan to dispose of additional operating assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land principally located under towers currently owned by other tower companies and telecommunications service providers have been deemed assets held for sale.

         The historical carrying value of our interest in the 88 parcels of owned land as of December 31, 2001, prior to any write-down, was approximately $12.9 million. During the year ending December 31, 2001, we recognized a write-down adjustment of approximately $5.1 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell these 88 parcels. We estimated the fair market value less costs to sell based upon a letter of intent, which has subsequently expired, with a third party for the purchase of such land.

         For the year ended December 31, 2001, excluding the write-down adjustment, these properties had net operating income of $1.0 million. For the year ended December 31, 2001, the combined properties produced revenues of $1.2 million, had operating expenses of $0.1 million, and tax and other charges of $0.1 million.

         Investment in Pinnacle Towers Ltd.

         On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of December 31, 2001, prior to any write-down, was approximately $9.8 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $4.0 million, which is included in operating expenses in loss on assets held for sale. This amount represents the difference between the carrying values and the estimated fair market value less costs to sell this subsidiary. We estimated the fair market value less costs to sell based upon a proposal from an interested third party. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

         For the year ended December 31, 2001, excluding the write-down adjustment, our interest in Pinnacle Towers Ltd. had net operating losses of $2.4 million. For the year ended December 31, 2001, the investment produced revenues of $0.5 million, had operating expenses of $2.8 million, and tax and depreciation charges of $0.1 million.

10.      IMPAIRMENT ON ASSETS HELD FOR USE

         Statement of Financial Accounting Standard No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value.

         Due to continuing negative developments during 2001 in the U. S. economy as a whole, and the continuing current year downturn in the telecommunications industry, including the recent deteriorating financial conditions of some of our key customers in the paging and wireless data segments of the telecommunications industry, coupled with the significant decline in valuation multiples over the past year for the tower sector in general, and for Pinnacle specifically, management determined that indications of impairment existed. Accordingly, we evaluated the recoverability of each of our over 4,000 telecommunications assets on a site-by-site basis. Based on this evaluation, we determined that tower assets and leasehold interest with a carrying amount of $383.4 million and $12.3 million, respectively, were impaired. We recorded a loss on impairment of $244.7 million and $9.5 million to write-down our tower assets and leasehold interests, respectively, to their fair value. Fair value was based on estimated future cash flows to be generated by each site assuming a discount rate commensurate with our current cost of capital.

11.      ACCRUED EXPENSES

         Accrued expenses consist of the following:


(in thousands)                                        December 31,
                                              --------------------------
                                               2000                2001
                                              -------            -------

Payroll and other                             $ 5,028            $ 7,604
Taxes other than income                         5,804              6,306
Construction and acquisition costs              5,065              3,771
Interest                                        5,045              3,526
Professional fees                               1,793                834
Taxes, income related                              --                360
                                              -------            -------
                                              $22,735            $22,401
                                              -------            -------

12.      DEBT

         Long-term debt consists of the following:


                                                                      (in thousands)
                                                            December 31,          December 31,
                                                                2000                  2001
                                                            ------------          ------------

Senior Credit Facility, interest at variable
    rates (9.50% to 10.00% at December 31, 2000
    and 8.57% to 9.06% at December 31,
    2001), secured, quarterly principal
    installments began September 30, 2001,
    maturing June 30, 2007                                    $ 392,397             $ 367,753
Senior 10% discount notes, net of unamortized
    original issue discount of $61,737 and
    $34,369, respectively, unsecured with cash
    interest payable semi-annually in arrears
    beginning September 16, 2003, balloon
    principal payment of $325,000 due at
    maturity on March 15, 2008                                  263,263               290,631
Convertible Subordinated 5.5% notes, cash interest
    payable semi-annually beginning September 15,
    2000, balloon principal payment of $200,000
    due at maturity on September 15, 2007 unless
    redeemed on or after March 21, 2003                         200,000               200,000
Notes payable to former tower owners, interest
    from 8.0% to 13% per annum, monthly
    installments of principal and interest of
    varying amounts through December 31,
    2021, secured by various letters of credit or
    guaranty by related party (Note 9)                           30,600                27,087
                                                              ---------             ---------
                                                                886,260               885,471
Less: current portion of long-term debt                         (16,868)             (885,471)
                                                              ---------             ---------
                                                              $ 869,392             $      --
                                                              =========             =========

         Due to the non-compliance with financial ratio covenants in our senior credit facility all of our debt is considered current. However, absent the effects of non-compliance, the remaining principal payments at December 31, 2001 become due as follows: 2002-$25.4 million; 2003-$36.4 million; 2004-$89.3 million; 2005-$96.8 million; 2006-$37.2 million; 2007 and thereafter-$634.7 million.

         Senior Credit Facility

         The Company's current senior credit facility is with Bank of America, N.A., as administrative agent. The senior credit facility is secured by a lien of substantially all of our assets and a pledge of substantially all of the capital stock of subsidiaries. The senior credit facility contains customary covenants such as limitations on our ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to stockholders, and prepay subordinated debt.

         For the fiscal quarter ended December 31, 2000, we were not in compliance with two financial ratio covenants under our bank loan agreement. In February 2001, we entered into an amendment to our senior credit facility, which adjusted substantially all of our ratio covenants, primarily aimed at lessening requirements for covenant periods in 2001. In addition to the covenant changes, the amendment also changed permitted levels of investment in our Canadian and UK subsidiaries. In consideration for the amendment, we paid the lenders in our senior credit facility a fee equal to 25 basis points, plus we agreed to increase the pricing grid by 25 basis points for 2001. In April, 2001, we obtained a one-time waiver with respect to covenant breaches so long as actual ratios met the amended requirements. The amendment also adjusted the interest rates charged on the loan based on the quarterly leverage ratio calculations for periods subsequent to the date of the waiver. Additionally, fees paid of $1.8 million to the banks as a result of this amendment were deferred and are amortized over the remaining term of the underlying debt agreement.

         Beginning in the quarter ending September 30, 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an Event of Default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended as of April 11, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this Event of Default under our senior credit facility. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers' ability to incur additional debt; (5) limit Pinnacle Towers' current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings 5.5% Convertible Notes (the "Convertible Notes"); (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expire on May 10, 2002, or sooner upon certain events, including any further defaults occurring under our senior credit facility and the failure to obtain an extension by April 19, 2002 of a financing commitment from prospective lenders for one of the parties that we have been negotiating to make a potential equity investment in Pinnacle as a part of our recapitalization efforts which are discussed elsewhere herein. Because of the Event of Default, amounts outstanding under the senior credit facility have been classified as current liabilities in the accompanying audited consolidated balance sheet at December 31, 2001.

         The following table summarizes the initial covenant requirements and the amended requirements for the period ended December 31, 2001 and our actual ratios at the respective dates:


                                               Original               Amended
Covenant                                    Requirement             Requirement          Actual
--------                                    -----------             -----------          ------

Total Leverage Ratio                        <=4.25 to 1.00       <=3.75 to 1.00        4.60 to 1.00
Consolidated Leverage Ratio                 <=7.50 to 1.00       <=8.00 to 1.00       10.34 to 1.00
Consolidated Interest Coverage Ratio        >=2.50 to 1.00       >=2.00 to 1.00        1.75 to 1.00
Pro-Forma Debt Service Coverage Ratio       >=1.50 to 1.00       >=1.25 to 1.00        1.20 to 1.00
Fixed Charge Coverage Ratio                 >=1.10 to 1.00       >=1.00 to 1.00       (0.98 to 1.00)


         Prior to the forbearance agreement discussed above, our senior credit facility provided $670.0 million of financing of which $400.5 million and $520.0 million was committed at December 31, 2001, and December 31, 2000, respectively, and $400.5 million and $428.9 million was utilized at December 31, 2001, and December 31, 2000, respectively. In connection with our November 16, 2001, Forbearance agreement with the lenders under our senior credit facility, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

         During the three months ended December 31, 2001, at our option, the senior credit facility indebtedness bore an average interest at LIBOR plus a margin for the period of 3.75% to 4.0% or the bank's Base Rate plus an average margin for the period of 3.75% to 4.0%. Advances under our senior credit facility, as amended by the forbearance agreement, bear interest payable in monthly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of December 31, 2001, and December 31, 2000, the overall effective interest rate on outstanding borrowings was 8.05% and 9.6%, respectively.

         For the years ended December 31, 1999, 2000 and 2001 the Company incurred commitment fees of approximately $0.4 million, $0.5 million, and $0.4 million, respectively.

         Senior Discount Notes

         On March 17, 1998, we issued $325.0 million of the Senior Notes with a scheduled maturity in 2008 through a private placement offering to institutional investors. We have the right to redeem the Senior Notes on or after March 15, 2003, at a price of 105.0%, 103.3%, 102.6% and 100.0% during the twelve month periods ending March 15, 2003, 2004, 2005, and 2006 and thereafter, respectively. In addition, at any time prior to March 15, 2001 we may redeem up to 35% of the Senior Notes upon a public equity offering at a redemption price equal to 110% of the accreted value of the notes plus unpaid liquidated damages, if any, as of the redemption date. The Senior Notes will accrete interest, representing the amortization of the original issue discount, at a rate of 10% compounded semi-annually to an amount of $325.0 million by March 15, 2003. Thereafter, the Senior Notes will pay interest at the rate of 10% semi-annually, payable in arrears on March 15 and September 16.

         Amortization of original issue discount for the year ended December 31, 1999, 2000, and 2001 was $22.4 million, $24.8 million and $27.4 million, respectively.

         Convertible Subordinated Notes

         On March 22, 2000, we completed a private placement of $200.0 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle's common stock at the option of the convertible note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the Convertible Notes on or after March 21, 2003. The Event of Default related to our senior credit facility caused a cross-default in the notes. As such, the outstanding amounts have been reclassified as current liabilities in the accompanying audited consolidated balance sheet at December 31, 2001. Pursuant to a Registration Rights Agreement dated March 22, 2000, we filed a registration statement on May 23, 2000, to cover resales of the notes and the shares of Common Stock issuable upon conversion of the notes, which was declared effective by the "SEC" on June 20, 2001.

         Under the terms of the Registration Rights Agreement, in that the registration statement was not declared effective by the SEC by September 18, 2000, the interest rate on the notes increased by 0.5%. Thereafter, because the registration statement was not declared effective by December 17, 2000, the rate on the notes increased by an additional 0.5%. The rate on the notes could not increase to greater than 6.5% under the terms of the Registration Rights Agreement. As a result of the effectiveness of the registration statement on June 20, 2001, the additional interest that began accruing on the notes on September 19, 2000, has ceased accruing.

         Interest Rate Swap

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

         Prior to our adoption of SFAS No. 133 the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, net of tax, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at the banks option. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The derivative liability for the fair value of the swap on December 31, 2001, was $12.9 million. The total earnings impact recorded during the twelve months ended December 31, 2001, relating to the interest rate swap amounted to $10.2 million, approximately $8.9 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $1.3 million represents the reversal into current year loss of the underlying exposure previously recognized in comprehensive loss. See Note 3, Adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities."

       The following table summarizes the interest rate swap agreements outstanding in the indicated year:


    Notional Amount Outstanding at
-------------------------------------           Fixed
December 31, 2000   December 31, 2001          pay rate          Expiration date
-----------------   -----------------          --------          ---------------

   260,000,000                 --                6.80%           December 31, 2001
            --        260,000,000                6.37%           December 31, 2002


         Approximately $0.4 million, $0.4 million, and $10.2 million of interest expense was incurred in 1999, 2000 and 2001, respectively, related to the interest rate swap agreements. The counter party of our interest rate swap has the option to extend the swap for an additional year with respect to a $130 million notional amount.

13.      COMMITMENTS AND CONTINGENCIES

     Tenant Leases

         We are due to receive rentals from customers of tower space under noncancellable lease agreements as of December 31, 2001, as follows:


Year ending December 31,        (in thousands)
------------------------

2002                                $133,052
2003                                 111,853
2004                                  91,069
2005                                  66,237
2006                                  34,405
2007 and thereafter                  102,565
                                    --------
                                    $539,181
                                    --------


Principally all of the leases provide for renewal at varying escalations. Leases with fixed-rate escalations, or those that have no escalation, have been included above. Leases that escalate based upon non fixed rates, such as the Consumer Price Index are included above but remain at their current rate over the remaining term of the lease.

     Operating Leases

         We are obligated under noncancellable operating leases for office space, machinery and equipment and site leases that expire at various times through 2099. The majority of the site leases have renewal options, which range up to 10 years. Certain of the leases have purchase options at the end of the original lease term. The future minimum lease commitments under these leases at December 31, 2001, are as follows:


Year ending December 31,             (in thousands)
------------------------

2002                                $ 28,977
2003                                  24,298
2004                                  19,875
2005                                  15,668
2006                                  10,743
2007 and thereafter                   42,496
                                    --------
Total minimum lease payments        $142,057
                                    --------


         Total rent expense under noncancellable operating leases was approximately $17.0 million, $42.3 million and $44.1 million for the years ended December 31, 1999, 2000 and 2001, respectively.

    Employment Agreements

         The Company has severance agreements with certain officers of the Company that grant these employees the right to receive their base salary and continuation of certain benefits for periods ranging from six to twenty-four months in the event of a termination (as defined by the agreement) of such employees.

         On March 14, 2001, our prior Chief Financial Officer tendered his resignation effective immediately. We recorded a severance accrual in accordance with the terms of his employment agreement. The severance costs were fully paid in January 2002. During 2001, the board terminated the employment of Robert J. Wolsey as Senior Advisor to the CEO. We recorded a severance accrual in accordance with the terms of the Amendment to Executive Employment Agreement dated June 30, 2001, of $0.2 million for these general and administrative charges. We expect that the severance costs will be fully paid by the first quarter of 2003.

         On July 2, 2001, we approved a plan to reduce our workforce by 14 positions, a 6% reduction from the December 31, 2000 workforce total of approximately 237 full-time employees. We recorded a $0.2 million accrual for these general and administrative charges for the termination of 14 employees. As of December 31, 2001, these severance costs were fully paid.

    Terminated Acquisitions

         We had a pending commitment to purchase 40 microwave tower sites for $7.0 million, which was committed to on June 2, 2000 and was scheduled to close on or before December 15, 2001. We did not close on this transaction. We believe that all conditions to any obligation to purchase such assets have not been satisfied, and as such, have notified the seller and terminated our obligation to close.

    Litigation

         During 2000, we entered into a tower services agreement with a service provider to provide site audit, site maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The tower services agreement provides for us to purchase a minimum level of tower services at $10.0 million per annum and a penalty payment of 40% of any shortfall in the minimum purchase levels. Based on what we considered to be substandard performance and the service provider's inability to respond to several of our project requests, we did not fulfill our minimum purchase requirement. The service provider made an original claim for $4.1 million. In addition, in November 2001, the service provider obtained a lien on $4.1 million of cash, which effectively restricted our use of such cash. On January 25, 2002, we agreed to pay the service provider $2.0 million for termination of the services contract. The amount was accrued by us as a charge to current operations in the third quarter of fiscal year 2001. As a result, the lien on the $4.1 million was released Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering, were recently named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act of 1933, by permitting the publication and dissemination of the prospectus for the January 18, 2000 secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition. The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of Section 11. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of
Section 11.

         The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20 of the Securities Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) and Rule 10b-5.

         Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys' and experts' fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

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

14.      PUBLIC OFFERINGS AND STOCKHOLDERS' EQUITY

    Public Offerings

         Secondary Offering

         On January 24, 2000, we completed a public offering of common stock (the "January Offering") whereby we sold 7,200,000 shares of our common stock. The price per share was $41.00, resulting in net proceeds of approximately $283.0 million. The proceeds were initially invested in short-term liquid securities and were used with borrowings made under the senior credit facility to fund acquisitions, the construction of new communications sites and improvements to existing communications sites all of which was used as of December 31, 2001. The total shares sold included a concurrent exercise of the underwriters' over-allotment option whereby 1,350,000 shares were sold (including 450,000 shares sold by certain of our stockholders).

         Other Issuance of Stock

         During the year ended December 31, 2000 and 2001, we issued 136,122 and no shares, respectively, of our common stock upon exercise of various stock options granted to our employees.

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

         We were involved in an SEC investigation and the SEC Staff requested information from us, our current independent auditors, Ernst & Young LLP ("E&Y") and our former independent auditors, PricewaterhouseCoopers LLP ("PWC"), as part of its investigation. The SEC's investigation was focused primarily on the Motorola Antenna Site Acquisition and on the independence of PWC as our auditor. We cooperated fully with the SEC.

         In March 2001, we announced that to remove uncertainty with respect to the independence issues, the audit committee of Pinnacle's board of directors authorized the engagement of the accounting firm of E&Y to re-audit our financial statements for the year ended December 31, 1999, and audit the year ended December 31, 2000. As a result of the re-audit of 1999 and the audit of 2000, we revised our accounting for certain costs capitalized in connection with the Motorola Antenna Site Acquisition. In our revised financial statements, we have determined to capitalize all costs that relate directly to the acquisition except those post-closing costs that are deemed to more than incidentally reduce our need to incur ongoing business expense necessary to integrate those assets into our operations.

         On December 6, 2001, we entered into a settlement with the SEC relating to our original accounting for the August 1999 Motorola Antenna Site Acquisition. We restated our accounting for that transaction in filings made in April and May 2001.

         In the settlement, we consented, without admitting or denying the SEC's findings, to the SEC's entry of an administrative order that we cease and desist from committing or causing violations of the reporting, books and records, and internal control provisions of the Federal securities laws. The SEC order does not claim any violation of the antifraud provisions of the Federal securities laws, nor does it assess a monetary penalty or fine against us. As previously disclosed, we cooperated fully with the SEC in its inquiry.

         We incurred legal costs in connection with the SEC investigation that will be covered by our directors and officers liability insurance policy. In addition to costs reflected as a receivable from our D&O carrier, in the amount of $2.5 million, we incurred $0.3 million and $0.5 million of expenses for the year ended December 31, 2000, and 2001, respectively.

    Stockholders' Equity

         Stock Incentive Plan

         The Pinnacle Holdings Inc. Stock Incentive Plan (the "Plan") became effective July 1, 1998. The Plan provides for awards consisting of stock option and restricted stock grants ("Awards") to employees, non-employee directors, and other persons who perform services for us. The Plan is administered by a committee consisting of at least two non-employee directors of Pinnacle (the "Committee").

         The maximum number of shares of Common Stock that may be made subject to Awards granted under the Stock Incentive Plan is approximately 5,000,000. In the event of any change in our capitalization, however, the Committee shall adjust the maximum number and class of shares with respect to which Awards may be granted, the number and class of shares which are subject to outstanding Awards may be granted, the number and class of shares which are subject to outstanding Awards and the purchase price therefore. In addition, if any Award expires or terminates without having been exercised, the shares of Common Stock subject to the Award again become available for grant under the Stock Incentive Plan.

         The Committee is authorized to grant to eligible persons incentive stock options ("ISO") or nonqualified stock options ("NSO"). During any calendar year, the Committee shall not grant to any eligible person options to purchase more than 1,000,000 shares of Common Stock. The term of an ISO cannot exceed 10 years, and the exercise price of any ISO must be equal to or greater than the fair market value of the shares of Common Stock on the date of the grant. Any ISO granted to a holder of 10% or more of the combined voting power of the capital stock of Pinnacle must have an exercise price equal to or greater than 110% of the fair market value of the Common Stock on the date of grant and may not have a term exceeding five years from the grant date. The Committee shall determine the exercise price and the term of an NSO on the date that the NSO is granted.

         Options shall become exercisable in whole or in part on the date or dates specified by the Committee. The Committee, in its sole discretion, may accelerate the date or dates on which an option becomes exercisable. Each option shall expire on such date or dates as the Committee shall determine at the time the option is granted. Upon termination of an optionee's employment for death or disability, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 1 year from the date of termination. Upon termination of an optionee's employment for retirement or involuntary termination other than for cause, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 90 days from the date of termination. Upon termination of an optionee's employment for any other reasons, options granted to the employee will expire on the earlier of the expiration date specified in the agreement or 30 days from the date of termination. If an optionee's employment is terminated for cause (as defined in the Stock Incentive Plan), all of such person's Options shall immediately terminate.

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

         A summary of our stock option plan for each of two years ended December 31, 2000 and 2001, is summarized as follows:


                                                                                     Weighted
                                         Number of           Exercise Price       Average Exercise
                                          Shares                 Range                 Price
                                         ---------          ---------------       ----------------

Under option, December 31, 1999          2,951,693          $14.00 - $22.75            $16.36
  Granted                                2,019,000          $ 5.28 - $60.13            $16.32
  Forfeited                                900,896          $14.00 - $47.00            $16.96
  Exercised                                136,122          $14.50 - $16.50            $15.24
                                         ---------          ---------------            ------
Under option, December 31, 2000          3,933,675          $ 5.28 - $60.13            $16.24
  Granted                                2,596,522          $ 0.46 - $ 4.05            $ 2.29
  Forfeited                              1,840,817          $ 4.05 - $47.00            $15.57
  Exercised                                     --                       --                --
                                         ---------          ---------------            ------
Under option, December 31, 2001          4,689,380          $ 0.46 - $60.13            $ 8.73

         A summary of outstanding and exercisable options at December 31, 2001, is summarized as follows:


                                             Options Outstanding                          Options Exercisable
                               --------------------------------------------          ---------------------------
                                                 Weighted-
                                                  average         Weighted-                            Weighted-
                                                 remaining        average                              average
                               Number of         contractual      exercise           Number of         exercise
Range of exercise prices         Shares        life (in years)      price             Shares            price
-------------------------      ---------       ---------------    ---------          ---------         ---------

    $  .40 - $ 4.05            2,584,488            9.71            $ 2.23                 --                --
    $ 5.28 - $ 8.69              698,000            8.37            $ 8.64            139,600            $ 8.64
    $22.75 - $35.38              326,250            7.66            $30.69             85,450            $28.81
    $44.88 - $60.13               56,000            7.32            $50.02             11,200            $50.02
    $14.00 - $16.50            1,024,642            4.12            $15.94            409,857            $15.94
                               ---------                                              -------
                               4,689,380                                              646,107


         We have adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation costs for the stock option plans been determined based on the fair value at the date of grant for awards in 1999 consistent with the provisions of SFAS No. 123, our net loss would have been increased to the pro forma amounts indicated below:


                                                                       Year Ended          Year Ended            Year Ended
                                                                   December 31, 1999    December 31, 2000     December 31, 2001
                                                                   -----------------    -----------------     -----------------
                                                                                         (in thousands)

Net loss attributable to common stockholders:
    As reported                                                        $(64,024)            $(124,295)            $(448,202)
    Pro forma                                                          $(67,955)            $(129,818)            $(451,454)

Basic and diluted loss attributable to common stockholders:
    As reported                                                        $  (1.96)            $   (2.59)            $   (9.25)
    Pro forma                                                          $  (2.09)            $   (2.71)            $   (9.32)


         These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and additional options may be granted in future years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions


                                                      1999               2000             2001
                                                     -------           -------          ---------

Risk-free interest rate                                 5.66%             5.48%             4.86%
Cumulative volatility                                  73.25%            96.90%            53.20%
Dividend yield                                            --                --                --
Weighted average expected life of options            6 years           6 years           6 years


         In 2000 certain options were modified to accelerate vesting upon a change in control, as defined in the agreement. If a change in control occurs in the future, we will be required to recognize a charge to compensation expense to the extent that an employee ultimately retains an option that would have been otherwise forfeited under the option's original vesting terms.

15.      LOSS PER SHARE

         The following table sets forth the computation of basic and diluted loss per common share:


                                                                                     Year Ended December 31,
                                                                       ------------------------------------------------------
                                                                           1999                 2000                 2001
                                                                       ------------         ------------         ------------

Numerator:
  Net loss                                                             $    (61,093)        $   (124,295)        $   (448,202)
  Preferred stock dividends and accretions                                    2,930                   --                   --
                                                                       ------------         ------------         ------------

  Numerator for basic loss per share--loss attributable to
        Common stockholders                                                 (64,023)            (124,295)            (448,202)
  Effect of dilutive securities                                                  --                   --                   --
                                                                       ------------         ------------         ------------
  Numerator for diluted loss per share--loss attributable to
        Commons stockholders after assumed conversions                      (64,023)            (124,295)            (448,202)
                                                                       ============         ============         ============

Denominator:
  Denominator for basic loss per share--weighted average shares          32,588,050           47,918,183           48,430,593
  Effect of dilutive securities                                                  --                   --                   --

     Denominator for diluted loss per share - adjusted weighted
       Average shares and assumed conversions                            32,588,050           47,918,183           48,430,593
                                                                       ------------         ------------         ------------

Basic loss per common share                                            $      (1.96)        $      (2.59)        $      (9.25)
                                                                       ============         ============         ============
Diluted loss per common share                                          $      (1.96)        $      (2.59)        $      (9.25)
                                                                       ============         ============         ============


         Options to purchase 4,689,380 shares of common stock at prices between $0.40 and $60.125 per share were outstanding as of December 31, 2001, but were not included in the computation of diluted earnings per share because the exercise price is greater than the average market price of the common shares, and therefore, the effect would be anti-dilutive.

         Because diluted loss per share decreased from $9.25 to $8.79 when the Convertible Notes are included in the computation, those Convertible Notes are anti-dilutive and are ignored in the computation of diluted loss per share.

16.      INCOME TAXES

         Pinnacle has made an election to be taxed as a Real Estate Investment Trust ("REIT") under the Internal Revenue Code of 1986, as amended, and related regulations. Pinnacle and its qualified REIT subsidiaries will generally not be subject to Federal income tax at the corporate level if 90% (95% prior to January 1, 2001) of its taxable income is distributed to its shareholders.
REITs are also subject to a number of other organizational and operational requirements. If the Company fails to qualify as a REIT in any taxable year, its taxable income will be subject to Federal income tax at regular corporate tax rates. Even during taxable years for the Company qualifies as a REIT, it may be subject to certain state and local taxes and to Federal income and excise taxes on undistributed income.

         At December 31, 2001, the Company's REIT net operating loss ("NOL") carryover was approximately $331.0 million. The NOL carryover may be used to offset all or a portion of the Company's REIT income, and as a result, reduce the amount that the Company must distribute to shareholders to maintain its status as a REIT. Of the NOL, $13.0 million is scheduled to expire after 2012 and $318.0 million is scheduled to expire after 2018. As a result of capital ownership changes, utilization of the NOL generated in time periods prior to those changes will be limited annually to the specific amounts determined in accordance with the Internal Revenue Code.

         Pinnacle owns non-REIT subsidiaries that are subject to Federal and state income taxes. These entities are consolidated with Pinnacle for financial reporting purposes but file separate from Pinnacle for income tax reporting purposes. These subsidiaries have a net operating loss carryforward of $7.0 million and a deferred tax asset of $1.8 million created from the losses has been offset by a valuation allowance. As of December 31, 2001, these subsidiaries had a net deferred tax liability in the amount of $8.6 million.

         The Company expanded its operations into Canada during the calendar year 1999 and into the United Kingdom during calendar year 2000. These subsidiaries have generated taxable losses to date of $11.9 million, and the tax asset of $4.3 million created from the losses has been offset by a valuation allowance. $1.6 million of the NOL carryforward related to Canada is scheduled to expire after 2006. $7.6 million of the NOL carryforward relates to the United Kingdom and can be carried forward indefinitely.

         Components of Deferred Tax Assets and Liabilities (in thousands)


                                                           1999                2000                2001
                                                           -----             --------             -------

Net Operating Losses from Non-REIT Subsidiaries            $ 195             $  3,869             $ 1,801
Net Operating Losses from Foreign Subsidiaries               115                1,062               4,285
Valuation Allowance                                         (310)              (4,931)             (4,285)
                                                           -----             --------             -------
Deferred Tax Assets                                           --                   --               1,801

Fixed Assets                                                  --              (13,793)             (8,602)
                                                           -----             --------             -------
Deferred Tax Liabilities                                      --              (13,793)             (8,602)
                                                           -----             --------             -------
Net Deferred Tax Liability                                 $  --             $(13,793)            $(6,801)
                                                           -----             --------             -------


         Statutory Rate Reconciliation (in thousands)


                                           1999                 2000                 2001
                                         --------             --------             ---------

Tax at Statutory Rate                    $ 22,849             $ 46,486             $ 159,191
Exemption for REIT                        (22,539)             (41,865)             (160,199)
Deferred Tax Benefit                           --                  575                 6,992
Change in Valuation Allowance                (310)              (4,621)                  646
                                         --------             --------             ---------
Net Tax Benefit                          $     --             $    575             $  (6,630)
                                         --------             --------             ---------


17.      RELATED PARTY TRANSACTIONS

         In 1999, certain board members and stockholders provided management services to us. We paid approximately $232,500 for the year ended December 31, 1999, to these related parties for management services and related reimbursable costs. No payments were made in 2000 or 2001.

         A balance due from officers of $55,293 and $32,697 is included in other assets at December 31, 2000 and 2001, respectively. During 1999, 2000 and 2001 the Company made payments for services of $14,596, $323,027 and $52,120, respectively, to an unaffiliated company controlled by the Company's former Chief Executive Officer while he was still employed by Pinnacle. Such payments represent arms length transactions at pricing consistent and competitive with those of other unrelated partners who provide such services.

18.      EMPLOYEE BENEFIT PLAN

         Effective January 1, 1997, we established a 401(k) plan that covers substantially all employees. Benefits vest based on number of years of service. To participate in the plan, employees must be at least 21 years old and have completed six months of service. We have not made any contributions to the plan.

19.      SUBSEQUENT EVENTS (UNAUDITED)

         On March 15, 2002 we sold our colocation facility located in Harlingen, Texas as part of our overall strategy to divest ourselves of our colocation assets. This property was included as assets held for sale at December 31, 2001.

20.      QUARTERLY FINANCIAL INFORMATION, UNAUDITED


                                Three              Three             Three              Three               Twelve
                                Months             Months            Months             Months              Months
                                Ended              Ended              Ended              Ended               Ended
                               March 31,          June 30,         September 30,      December 31,        December 31,
                               ---------          --------         -------------      ------------        ------------

2000
Net Sales                      $ 39,923           $ 44,359           $  45,313           $ 46,053           $ 175,648

Gross margin                     25,578             29,402              28,355             28,503             111,838

Loss from operations             (8,211)            (7,040)            (20,598)           (23,151)            (59,000)

Net loss                        (23,412)           (21,398)            (38,291)           (41,194)           (124,295)
                               ========           ========           =========            =======            ========

Basic and diluted net
loss per share                    (0.50)             (0.44)              (0.79)             (0.86)              (2.59)
                               ========           ========           =========            =======            ========

2001
Net Sales                      $ 48,275           $ 49,120           $  46,499           $ 46,700           $ 190,594

Gross margin                     30,712             30,168              27,045             28,512             116,437

Loss from operations            (12,823)           (51,503)           (293,303)            (8,585)           (366,214)

Net loss                        (37,563)           (71,744)           (315,386)           (23,509)           (448,202)
                               ========           ========           =========            =======            ========

Basic and diluted net
loss per share                    (0.78)             (1.48)              (6.51)             (0.48)              (9.25)
                               ========           ========           =========            =======            ========




         In the third and fourth quarters of 2000, we aborted various acquisition and construction projects and wrote off charges of $8.7 million and $4.5 million, respectively, to corporate development. In the fourth quarter of 2000 we also recorded an additional reserve for uncollectable accounts of $3.4 million.

         In the second quarter of 2001, the board of directors approved a plan to sell certain assets. During that quarter we recorded a charge for assets held for sale of $34.6 million.

         In the third quarter of 2001, we recognized an impairment charge of $254.2 on assets held for use as a result of an evaluation of the recoverability of our tower assets and leasehold interests. In the third quarter additional assets were reclassified to held for sale and a charge of $13.0 million recorded. We recorded an additional $7.8 million reserve for uncollectable accounts due to the increased number of bankruptcies among our paging customers and the overall deterioration of the telecommunications industry.

         In the fourth quarter of 2001, we reversed a loss contingency reserve of $2.0 million originally recorded in the third quarter of 2001 as we settled for this contingency for a net zero loss on January 25, 2002.

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


(In millions)


                                          Balance
                                             at                                                              Balance
                                         Beginning       Charged to                        Others           at end of
                                          of Year        Operations       Deductions         (1)               Year
                                         ---------       ----------       ----------       ------           ---------

Allowance for doubtful accounts:
     December 31, 2001                    $5,541          $11,761          $(5,075)            --             $12,227
     December 31, 2000                     3,327            4,072             (532)        (1,326)              5,541
     December 31, 1999                       125            1,668             (703)         2,237               3,327

(1) Other includes recoveries, acquisitions and disposals, and the effect of fluctuations in foreign currency.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized, on April 16, 2002.

                                    Pinnacle Holdings Inc.
                                    (Registrant)


                                    By: /s/  Steven R. Day
                                       ----------------------------------------
                                       Steven R. Day,
                                       President and Chief Executive Officer



         Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 16, 2002.


SIGNATURE                                                   TITLE

/S/ Steven R. Day                                           President, Chief Executive Officer and Director
--------------------------
Steven R. Day


/S/ William T. Freeman                                      Chief Financial Officer and Secretary
--------------------------
William T. Freeman


           *                                                Director
--------------------------
G. Peter O'Brien


           *                                                Director
--------------------------
Paula Boggs


           *                                                Director
--------------------------
Arthur Hill


           *                                                Director
--------------------------
J. Clarke Smith



*By: /s/ William T. Freeman
     --------------------------
     William T. Freeman
     Attorney-In-Fact

                               INDEX TO EXHIBITS


EXHIBIT NO.        DESCRIPTION

3.1                Amended and Restated Certificate of Incorporation of the Registrant(2)

3.2                Bylaws of the Registrant(2)

4.1                Indenture dated as of March 20, 1998 among the Registrant and The Bank of New York, as
                   Trustee(2)

4.2                Exchange and Registration Rights Agreement dated as of March 20, 1998 by and among the
                   Registrant and each of the Purchasers referred to therein(2)

4.3                Specimen Stock Certificate(5)

4.4                Registration Agreement(5)

4.5                Recapitalization Agreement(14)

4.6                Indenture dated as of March 22, 2000 among the Registrant and The Bank of New York, as
                   Trustee, including the form of 5.5% Note.(12)

4.7                Registration Rights Agreement dated as of March 22, 2000 by and among the Registrant and each of the Purchasers referred to therein.(12)

4.8                Rights Agreement, dated as of December 22, 2000, between the Company and First Union National
                   Bank, a national banking institution, as Rights Agent, which includes the form of the
                   Certificate of Designation as Exhibit A, the form of the Rights Certificate as Exhibit B, and the Summary of Rights as Exhibit C.(13)

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

10.6               Third Amendment to Third Amended and Restated Credit Agreement(14)

10.7               Fourth Amended and Restated Credit Agreement(10)

10.8               Fifth Amended and Restated Credit Agreement(11)

10.9               First Amendment to Fifth Amended and Restated Credit Agreement(16)

10.10              Second Amendment to Fifth Amended and Restated Credit Agreement(16)

10.11              Third Amendment to Fifth Amended and Restated Credit Agreement(16)

10.12              Limited and Conditional Waiver for $520,000,000 Fifth Amended and Restated Credit Agreement(16)

10.13              Fourth Amendment to Fifth Amended and Restated Credit Agreement(16)

10.14              Fifth Amendment to Fifth Amended and Restated Credit Agreement(16)

10.15              Sixth Amendment to Fifth Amended and Restated Credit Agreement(16)

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

10.47              Subscription Agreement between Pinnacle Towers Inc. and Pinnacle III Inc., dated as of January
                   13, 2000(12)

10.48              Convertible Promissory Note of Pinnacle Towers III Inc., dated January 13, 2000(12)

10.49              Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers III Inc., dated as of
                   January 27, 2000(12)

10.50              Convertible Promissory Note of Pinnacle Towers III Inc., dated January 27, 2000(12)

10.51              Subscription Agreement between Pinnacle Towers Inc. and Pinnacle Towers IV Inc., dated August
                   17, 2000(15)

10.52              Convertible Promissory Note of Pinnacle Towers IV Inc., dated August 17, 2000(15)

10.53              Stock Purchase Agreement by and among Pinnacle Towers, Inc., and Robert J. Wolsey and Steven R. Day(16)

10.54              Stock Purchase Agreement by and among Pinnacle Towers, Inc., and Robert J. Wolsey and Steven R. Day(16)

10.55              Cost and Expense Sharing and Reimbursement Agreement between Pinnacle Towers Inc. and Pinnacle
                   Towers IV(16)

10.56              Cost and Expense Sharing and Reimbursement Agreement between Pinnacle Towers Inc. and Pinnacle
                   Towers V(16)

10.57              Limited and Conditional Waiver for $520,000,000 Fifth Amended and Restated Credit Agreement,
                   dated March 13, 2000

10.58              Limited and Conditional Waiver for $520,000,000 Fifth Amended and Restated Credit Agreement,
                   dated June 30, 2000

10.59              Limited and Conditional Waiver for $520,000,000 Fifth Amended and Restated Credit Agreement,
                   dated October 12, 2000

10.60              Limited and Conditional Waiver for $520,000,000 Fifth Amended and Restated Credit Agreement,
                   dated April 13, 2001

10.61              Sixth Amendment to Fifth Amended and Restated Credit Agreement among Pinnacle Towers Inc. and
                   Bank of America, N.A., dated as of April 24, 2001

10.62              Limited Forbearance Agreement among Pinnacle Towers Inc., Pinnacle Holdings Inc., each of their Subsidiaries, the several Lenders parties to this Agreement, and Bank of America, N.A., as Administrative Agent for the Lenders, dated November 16, 2001

10.63              First Amendment and Extension of the Limited Forbearance Agreement dated November 16, 2001 among Pinnacle Towers Inc., Pinnacle Holdings Inc., each of their Subsidiaries, the several
                   Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, dated December 12, 2001

10.64              Second Amendment and Extension of the Limited Forbearance Agreement dated November 16, 2001 among Pinnacle Towers Inc., Pinnacle Holdings Inc., each of their Subsidiaries, the several
                   Lenders and Bank of America, N.A., as Administrative Agent for the Lenders, dated February 6, 2002

10.65              Asset Sale Consent Agreement among Pinnacle Towers Inc., Pinnacle Holdings Inc., each of their
                   Subsidiaries, the several Lenders  and Bank of America, N.A., as Administrative Agent for the
                   Lenders, dated February 28, 2002

10.66              First Amended and Restated Limited Forbearance Agreement among Pinnacle Towers Inc., Pinnacle
                   Holdings Inc., each of their Subsidiaries, the several Lenders and Bank of America, N.A., as
                   Administrative Agent for the Lenders, dated March 8, 2002

10.67              Form of Executive Severance Compensation Agreement between Pinnacle Towers Inc. and Steven R.
                   Day, dated December 28, 2001

10.68              Form of Executive Severance Compensation Agreement between Pinnacle Towers Inc. and William T.
                   Freeman, dated December 28, 2001

10.69              Form of Executive Severance Compensation Agreement

10.70              Form of Pinnacle Towers Inc. Retention and Completion Incentive Plan

10.71              First Amendment and Extension of First Amended and Restated Limited Forbearance Agreement
                   among Pinnacle Towers Inc., the Parent, each of their subsidiaries, the several Lenders and
                   Bank of America, N.A., as Administrative Agent for the Lenders, dated as of April 11, 2002

16.1               Letter from PricewaterhouseCoopers LLP dated March 21, 2001 regarding change in certifying accountant(17)

16.2               Letter from Ernst & Young LLP dated March 21, 2001 regarding change in certifying accountant.(17)

16.3               Letter from PricewaterhouseCoopers LLP dated April 24, 2001 regarding change in Certifying Accountant(18)

21.1               List of Subsidiaries(2)

23.1               Consent of Independent Certified Accountant

24.1               Power of Attorney of certain directors of Pinnacle

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

(12) Previously filed on May 15, 2000 with the Registrant's Quarterly Report on Form 10-Q.

(13) Previously filed on December 22, 2000 with the Registrant's Registration Statement on Form 8-A.

(14) Previously filed on February 17, 1999 with Amendment No. 6 to the Registrant's Registration Statement on Form S-11.

(15) Previously filed on November 14, 2000 with the Registrant's Quarterly Report on Form 10-Q.

(16) Previously filed on April 26, 2001 with the Registrant's Annual Report on Form 10-K.

(17) Previously filed on March 21, 2001 with the Registrant's Current Report on Form 8-K.

(18) Previously filed on April 26, 2001 with the Registrant's Current Report on Form 8-K/A.