Form 10-Q
period 2002-03-31
PINNACLE HOLDINGS INC
filed 2002-05-13
CIK 1058986

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2002

OR

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

At May 13, 2002 Registrant had outstanding 48,589,444 shares of $.001 par value common stock.

		Page

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Unaudited Condensed Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2002	2
	Unaudited Condensed Consolidated Statement of Changes in Stockholders’ Equity for the three months ended March 31, 2002	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2002	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5-13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-40

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	43

Item 2.	Not Applicable	45

Item 3.	Defaults Under Senior Securities	45

Item 4.	Not Applicable	45

Item 5.	Other Information	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

EXHIBIT INDEX		47

PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements:

PINNACLE HOLDINGS INC.

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	March 31,
	2001	2002

		(unaudited)
	(in thousands, except per share data)
Assets
Current assets:
Cash and cash equivalents	$13,187	$7,825
Accounts receivable, net	10,441	11,163
Prepaid expenses and other current assets	11,498	12,165

Total current assets	35,126	31,153
Restricted cash	7,091	3,018
Fixed assets, net	917,961	907,293
Leasehold interests, net	25,693	19,580
Assets held for sale	18,982	11,922
Deferred debt issue costs, net	18,113	17,264
Other assets	11,367	12,445

	$1,034,333	$1,002,675

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,244	$1,663
Accrued expenses	22,401	22,697
Deferred revenue	16,286	12,257
Liabilities on assets held for sale	—	1,953
Interest rate swap liability	12,859	12,294
Current portion of long-term debt	885,471	871,892

Total current liabilities	941,261	922,756
Other liabilities	9,274	9,143

	950,535	931,899
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value, 5,000,000 shares authorized; 0 shares issued and outstanding at December 31, 2001 and March 31, 2002	—	—
Common Stock, $.001 par value, 100,000,000 shares authorized; 48,430,593 shares issued and outstanding at December 31, 2001 and 48,589,444 outstanding at March 31, 2002	48	49
Additional paid-in capital	773,231	785,681
Accumulated other comprehensive income loss	(2,497)	(2,554)
Accumulated deficit	(686,984)	(712,400)

	83,798	70,776

	$1,034,333	$1,002,675

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

PINNACLE HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,

	2001	2002

	(unaudited)	(unaudited)
	(in thousands, except per share data)
Revenues	$48,275	$46,903
Direct operating expenses	17,563	16,616

Gross margin	30,712	30,287
Other expenses:
Selling, general and administrative	10,157	8,197
State franchise, excise and minimum taxes	478	554
Depreciation and amortization	32,900	24,930
Loss on assets held for sale	—	17
Loss on assets held for use	—	2,521
Loss on disposal of assets	—	81
Reorganization costs	—	3,705

	43,535	40,005

Loss from operations	(12,823)	(9,718)
Interest expense, net	17,570	8,574
Amortization of original issue discount and debt issuance costs	7,188	7,937
Foreign currency transaction loss	366	7
Minority interest in net loss of subsidiary	(78)	(1)

Loss before income tax benefit	(37,869)	(26,235)
Income tax benefit	306	819

Net loss	$(37,563)	$(25,416)

Basic and diluted net loss per common share	$(0.78)	$(0.52)
Weighted average number of common shares outstanding	48,431	48,535

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

PINNACLE HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

			(in thousands)

	Common Stock		Additional	Accumulated Other
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income (Loss)	Deficit	Equity

Balance at December 31, 2001	48,431	$48	$773,231	$(2,497)	$(686,984)	$83,798
Unaudited:
Comprehensive income (loss):
Net loss					(25,416)	(25,416)
Foreign currency translation gain				(389)		(389)
Losses (gains) reclassified into earnings from other comprehensive income (loss) net of applicable income taxes				332		332

Total comprehensive loss						(25,473)
Conversion of convertible notes	158	1	12,450			12,451

Balance at March 31, 2002	48,589	$49	$785,681	$(2,554)	$(712,400)	$70,776

The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

PINNACLE HOLDINGS INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,

	2001	2002

	(unaudited)	(unaudited)
	(in thousands)
Cash flows from operating activities:
Net loss	$(37,563)	$(25,416)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,900	24,930
Amortization of original issue discount and debt issuance costs	7,188	7,937
Deferred tax benefit	(306)	—
Reserve for doubtful accounts	78	731
Write-off of aborted acquisitions and construction costs	113	92
Loss on disposal of fixed assets	—	81
Loss on assets held for use and sale	—	2,532
Minority share of net loss of subsidiary	(78)	(1)
Change in value of derivative financial instruments	5,538	(232)
(Increase) decrease in:
Restricted cash	—	4,073
Accounts receivable, gross	(4,171)	(1,470)
Prepaid expenses and other current assets	(139)	(624)
Other assets	(1,191)	(1,072)
Increase (decrease) in:
Accounts payable	3,924	(2,589)
Accrued expenses	693	267
Deferred revenue	371	(3,992)
Other liabilities	48	(131)

	44,968	30,532

Net cash provided by operating activities	7,405	5,116

Cash flows from investing activities:
Payments made in connection with acquisitions:
Fixed assets	(4,688)	(120)
Leasehold interests in telecommunications sites	(363)	(5)
Capital expenditures:
Fixed assets	(10,933)	(3,262)
Proceeds from sale of assets	—	1,101

Net cash used in investing activities	(15,984)	(2,286)

Cash flows from financing activities:
Borrowings under long-term debt, net	(1,575)	31
Repayment of long-term debt	(662)	(8,228)
Proceeds from issuance of common stock, net	(9)	—
Minority interest in subsidiary	700	—

Net cash provided by (used in) financing activities	(1,546)	(8,197)

Effect of exchange rate changes on cash	597	5

Net increase (decrease) in cash and cash equivalents	(9,528)	(5,362)
Cash and cash equivalents, beginning of period	44,233	13,187

Cash and cash equivalents, end of period	$34,705	$7,825

Supplemental disclosure of cash flows:
Cash paid for interest	$7,441	$6,372
Non-cash Transactions:
Interest swap liability recorded to other comprehensive income, net	$3,502	$(332)
Issuance of common stock for debt	$—	$12,450

The accompanying notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

Pinnacle Holdings Inc.
Notes to Unaudited Condensed Consolidated Financial Statements

     As used in this Quarterly Report on Form 10-Q for the period ending March 31, 2002, unless the context otherwise requires, “we,” “us,” “our,” “Company,” or “Pinnacle” refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers Inc., Pinnacle Towers III Inc. (“PT III”), Pinnacle Towers IV Inc. (“PT IV”), Pinnacle Towers V Inc. (“PT V”), and Pinnacle Towers, Ltd.

1.     Basis of Presentation

     The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows of Pinnacle Holdings Inc. and its wholly owned subsidiaries: Pinnacle Towers Inc., Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., Pinnacle Towers III Inc. (“PT III”), Pinnacle Towers IV Inc. (“PT IV”), Pinnacle Towers V Inc. (“PT V”) and Tower Systems, Inc. Pinnacle Towers Inc. has established a 91% interest in Pinnacle Towers Ltd., United Kingdom subsidiary. This investment is currently being held for sale and consequently the assets and liabilities are presented as held for sale on our March 31, 2002 balance sheet.

     Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments), considered necessary for the fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle’s consolidated financial statements and notes thereto included in Pinnacle’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.     Liquidity and Solvency

     We incurred losses from operations since our inception. These losses have significantly weakened our financial position and ability to meet the required financial covenants under our senior credit facility as further described in Note 8.

     Pinnacle Holdings did not have sufficient funds to make the March 15, 2002, interest payment on the 5.5% Convertible Subordinated Notes (the “Convertible Notes”) to bondholders as of March 1, 2002. Since such payment was not made on or before April 15, 2002, then, subject to the terms of the governing indenture, the holders of 25% in principal amount of the Convertible Notes may be able to declare the $187.5 million principal amount of the Convertible Notes, together with accrued and unpaid interest, immediately due and payable. If the Convertible Note holders were to accelerate the maturity of amounts due under the Convertible Notes or the bank lenders, were to accelerate the maturity of amounts due under the senior credit facility, Pinnacle’s 10% Senior Notes due 2008 (the “Senior Notes”) may subsequently become payable. If any of such debt becomes payable, Pinnacle Holdings and Pinnacle Towers Inc. would not have sufficient funds to immediately repay the indebtedness.

     As a result of this situation, we believe that significant uncertainty exists regarding our ability to continue normal operations and have been actively pursuing a plan for recapitalization and restructuring of our debt. On April 26, 2002, we announced a definitive Stock Purchase Agreement with Fortress Investment Group (“Fortress”) and Greenhill Capital Partners LLP (“Greenhill”) (collectively, the “Investors”), pursuant to which we will be recapitalized through a pre-negotiated bankruptcy plan to be filed in Delaware under Chapter 11 of the U.S. Bankruptcy Code (the “Stock Purchase Agreement”). Holders of at least two-thirds of the aggregate principal amount of our Senior Notes have agreed to vote in favor of the bankruptcy plan. We expect to file the bankruptcy plan during the month of May. Immediately following confirmation of the bankruptcy plan, Pinnacle Holdings will be merged into a newly formed Delaware corporation formed by the Investors (“New Pinnacle”) with New Pinnacle being the surviving corporation.

     The bankruptcy plan will be funded by two new sources of capital: (1) an equity investment made by the Investors of up to approximately $205.0 million, and (2) a new credit facility of up to $340.0 million to be led by a syndicate arranged by Deutsche Bank Securities Inc. and Bank of America, N.A.

     Under the terms of the Stock Purchase Agreement with the Investors, Fortress will purchase up to 13,735,000 shares of common stock of New Pinnacle (the “Fortress Shares”) and Greenhill will purchase up to 6,765,000 shares of common stock of New Pinnacle (the “Greenhill Shares” and together with the Fortress Shares, the “Investor Shares”). The Stock Purchase Agreement provides for the cancellation of the Senior Notes in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holder’s election, a combination of cash and up to 49% of New Pinnacle’s outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes.

     The Stock Purchase Agreement also provides for the cancellation of our Convertible Notes in exchange for up to $0.5 million in cash and five-year warrants to purchase up to approximately 205,000 shares of New Pinnacle’s common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle’s equity capitalization, if the Convertible Note holders agree to give certain releases. The Stock Purchase Agreement further provides for cancellation of the outstanding shares of Pinnacle common stock. Former stockholders and plaintiffs in a stockholder class action shall receive five-year warrants to purchase up to 102,500 shares of New Pinnacle common stock (representing approximately 0.5% of New Pinnacle’s equity capitalization) at approximately two times the price of the Investors Shares. This amount can be doubled to 205,000 shares, representing approximately 1.0% of New Pinnacle’s capitalization, if the stockholders agree to give certain releases. Trade and other creditors will be paid in full in the ordinary course.

     Under the terms of the transaction documents, holders of approximately two-thirds of the aggregate principal amount of the Senior Notes have agreed, for a period of 60 days from the date of the execution of the Agreement, not to exercise any rights such holders may have against Pinnacle under the terms of the indenture governing the Senior Notes, including the right to receive principal of, and interest on, the Senior Notes.

     The transaction is subject to a number of conditions, including customary regulatory approvals, the requisite creditors’ approvals in bankruptcy and confirmation of the bankruptcy plan. The Stock Purchase Agreement also contains customary terms and conditions, including exclusivity rights, and a termination fee of $12.0 million to be paid by Pinnacle to the Investors if the Stock Purchase Agreement is terminated under certain circumstances and Pinnacle consummates an alternative transaction.

     On May 1, 2002, our senior lenders approved a second amendment, reinstatement and extension of first amended and restated limited forbearance agreement under which our senior lenders agreed to forgo certain rights they have related to our noncompliance with certain covenants contained in the senior credit facility until May 10, 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement. During the bankruptcy process, we anticipate operating in the ordinary course of business, subject to the provisions of the U. S. Bankruptcy Code, and do not currently expect that our trade suppliers, unsecured trade creditors, employees and customers will be materially impacted.

     Our financial statements have been prepared on a going concern basis. The factors discussed above create substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to successfully implement this recapitalization plan. These financial statements do not include any adjustments relating to the recoverability of recorded asset amounts that might be necessary as a result of the above uncertainty.

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

     Revenue Recognition

     We recognize revenue from lease arrangements with tenants on our communication sites on a straight-line basis over the life of the related lease agreements in accordance with SFAS No. 13, “Accounting for Leases” and FASTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Revenue is recorded in the month in which it is earned.

     We further evaluate our revenue recognition policy in accordance with SAB 101, “Revenue Recognition” and defer any revenue if the following criteria is not met: persuasive evidence of an arrangement exists, payment is not contingent upon other performance or other obligations, the price is fixed or determinable or collectibility is not reasonably assured. We record a reserve against revenue for estimated credit memos. Any rental amounts received in advance of the month earned are recorded as deferred revenue.

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

     Reorganization Costs

     We have incurred costs related to our recapitalization efforts and the execution of our Stock Purchase Agreement. These nonrecurring costs include additional legal fees, professional consultant fees, and the retention plan bonus accrual incurred as part of the preparation for our bankruptcy filing.

     Reclassifications

     Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

4.     Adoption of New Accounting Pronouncements

     We adopted the new rules under SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary.

     We adopted the new rules under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. The new rules on asset impairment supercede SFAS No. 121, “Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

     As a result of our adoption of the new rules our March 31, 2002, balance sheet includes classification of assets held for sale separate from liabilities held for sale. As a condition of our recently executed Stock Purchase Agreement, the 88 parcels of land previously held for sale have been reclassified as held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

     On September 30, 2001 we evaluated our entire asset portfolio for impairment in accordance with the provisions of SFAS No. 121, the existing standard at that time. In accordance with the adoption of SFAS No. 144, we are still required to evaluate our assets for impairment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We have determined that no additional impairment exists as of March 31, 2002.

     We continue to monitor our asset portfolio on a site-by-site basis for potential adjustments. Due to the pending sale of a non-core asset, we recognized a $2.5 million write-down in the three months ended March 31, 2002, as a result of the execution of a letter of intent to sell this specific property.

5.     Comprehensive Loss

     Total comprehensive loss for the three months ended March 31, 2002, was ($25.5) million, composed of a net loss of ($25.4) million, a foreign currency translation loss of approximately ($0.4) million and approximately $0.3 million in losses reclassified into earnings from other comprehensive loss. Total comprehensive loss was ($40.0) million for the three months ended March 31, 2001.

6.     Acquisitions

     Historically, we actively acquired communications sites and related real estate assets. However due to our inability to secure additional funding, we have not actively pursued tower acquisitions since the fourth quarter of 2000 and during the three months ended March 31, 2002, we completed no acquisitions.

     During the year ended December 31, 2001, we completed nine acquisitions of communications sites and related assets for an aggregate purchase price of $0.8 million. We incurred an additional $6.2 million of costs associated with post transaction expenditures consisting of contingent purchase price payments of $5.5 million and additional acquisition costs of $0.7 million.

     We account for our acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included from the dates of the respective acquisitions. Since there were no significant acquisition in 2001 or the current quarter, the pro forma results of operations calculated to reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 2001, do not differ materially from the unaudited condensed consolidated financial statements presented in this report.

7.     Assets Held for Sale

     Colocation Facilities

     On June 7, 2001, we adopted a plan to dispose of certain non-core assets pursuant to management’s decision to dedicate resources to improving the financial results of communications site operations. Of the original five colocation properties held for sale, three were sold in 2001 and the Halingen, Texas facility was sold on March 15, 2002, which leaves the San Antonio, Texas facility as the only remaining colocation asset held for sale at March 31, 2002.

     The historical carrying value of the San Antonio property, which was acquired on October 13, 2000,

prior to any write-down was approximately $8.7 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $3.8 million, which is included in operating expenses in loss on assets held for sale for the year then ended. No additional substantive write-down was recorded in the three months ended March 31, 2002. We estimated the fair market value less costs to sell based upon a pending purchase and sale agreement. Depreciation expense has not been recognized since the date the colocation asset was classified as held for sale.

     For the three months ended March 31, 2002, excluding the write-down adjustment, the San Antonio colocation facility had net operating income of $0.2 million. For the three months ended March 31, 2002, the property produced revenues of $0.3 million and had operating expenses of $0.1 million.

     Land

     On September 27, 2001, we adopted a plan to dispose of additional non-core assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land, principally located under towers currently owned by other tower companies and telecommunications service providers, were deemed assets held for sale. The carrying value of these land parcels is currently $7.9 million.

     As a condition of our recently executed Stock Purchase Agreement, these land parcels can no longer be sold. They have therefore been reclassified into assets held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell.We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

     Investment in Pinnacle Towers Ltd.

     On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale.

     The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of March 31, 2002, prior to any write-down, was approximately $9.0 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $4.0 million, which was included in operating expenses in loss on assets held for sale for the year then ended. During the three months ended March 31, 2002, no additional substantive write-down was taken. We estimated the fair market value less costs to sell based upon a proposal, which has subsequently expired, from an interested third party. This estimate continues to be our best estimate of the fair value of these assets. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

     For the three months ended March 31, 2002, the investment produced revenues of $0.2 million and had operating expenses of $0.2 million.

8.     Long-term Debt

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

     For the quarter ended March 31, 2002, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and reinstated on May 1, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility through May 10, 2002. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers’ ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers’ ability to incur additional debt; (5) limit Pinnacle Towers’ current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expires on May 10, 2002. On May 1, 2002 we obtained a renewal of the forbearance agreement until May 10, 2002, the date by which we are required under the terms of the agreement to file the proposed pre-negotiated bankruptcy plan discussed elsewhere herein. We did not file our pre-negotiated bankruptcy plan by May 10, 2002, as was required under the terms of our forbearance agreement. We are working to file our pre-negotiated bankruptcy plan and anticipate filing it during May 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement.

     Because of the event of default, amounts outstanding under the senior credit facility have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2002.

     The following table summarizes the initial covenant requirements and the amended requirements for the period ended March 31, 2002 and our actual ratios at the respective dates:

	Original	Amended
Covenant	Requirement	Requirement	Actual

Total Leverage Ratio	<=4.25 to 1.00	<=3.75 to 1.00	4.87 to 1.00
Consolidated Leverage Ratio	<=7.50 to 1.00	<=7.75 to 1.00	11.78 to 1.00
Consolidated Interest Coverage Ratio	>=2.50 to 1.00	>=2.25 to 1.00	1.49 to 1.00
Pro-Forma Debt Service Coverage Ratio	>=1.50 to 1.00	>=1.50 to 1.00	1.25 to 1.00
Fixed Charge Coverage Ratio	>=1.10 to 1.00	>=1.10 to 1.00	0.83 to 1.00

     Prior to the forbearance agreement discussed above, our senior credit facility provided $670.0 million of financing of which $393.0 million and $400.5 million was committed and utilized at March 31, 2002, and December 31, 2001, respectively. In connection with our November 16, 2001, forbearance agreement, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

     During the three months ended March 31, 2002, at our option, the senior credit facility indebtedness bore interest at LIBOR plus a margin of 3.75% to 4.0% or the bank’s Base Rate plus a margin of 3.75% to 4.0%. Advances under our senior credit facility, as amended by the forbearance agreement, bear interest payable in monthly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of March 31, 2002, and December 31, 2001, the overall effective interest rate, excluding amortization of discounts and issuance costs, on outstanding borrowings was 6.15% and 8.05%, respectively.

     Senior Discount Notes

     In March 1998, we completed the offering of the Senior Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our senior credit facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon, to repay a $20.0 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Senior Notes were issued under the Senior Notes indenture and will mature on March 15, 2008. Cash interest is not payable on the Senior Notes prior to March 13, 2003. Thereafter, the Senior Notes will require semi-annual cash interest payments of $16.25 million.

     Convertible Subordinated Notes

     On March 22, 2000, we completed a private placement of $200.0 million of the 5.5% Convertible Subordinated Notes due 2007 to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”). We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle’s common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. The events of default related to our senior credit facility caused a cross-default in the notes. As such, the outstanding amounts have been reclassified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2002.

     On January 22, 2002, $12.5 million of Convertible Notes were redeemed for 158,851 shares of Pinnacle’s common stock at the stated conversion price per share of $78.375, reducing our outstanding obligation under the Convertible Notes to $187.5 million at March 31, 2002.

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

     Prior to our adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at our option. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three months ending March 31, 2002 and March 31, 2001 relating to the interest rate swap amounted to $0.2 million and $5.5 million, respectively, and is recorded as additional interest expense. For the three months ended March 31, 2002, approximately $0.5 million represents an increase in the fair value of the interest rate swap agreement since December 31, 2001, and approximately $0.3 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the three months ended March 31, 2001, approximately $5.0 million represents a decrease in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

9.     Stockholders’ Equity

     On January 22, 2002, $12.5 million of Convertible Notes were redeemed for 158,851 shares of Pinnacle’s common stock at the stated conversion price per share of $78.375, reducing our outstanding obligation under the Convertible Notes to $187.5 million at March 31, 2002.

10.     Commitments and Contingencies

     Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle’s former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle’s

January 18, 2000 secondary offering, were named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

     The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act, by permitting the publication and dissemination of the prospectus for the January 18, 2000 secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle’s towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition.The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle’s alleged violation of Section 11 of the Securities Act. Section 15 of the Securities Act makes those persons who control a “primary violator” vicariously liable for the primary violator’s violation of Section 11 of the Securities Act.

     The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC’s investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20 of the Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

     Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys’ and experts’ fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

     We intend to respond appropriately and in the best interests of Pinnacle to the consolidated action; however, we cannot assure you that we will prevail in such litigation. Securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

     In January 2002, we became aware that four United Kingdom (“U. K.”) entities, which we have owned a direct or indirect equity interest in since 2000, failed to file timely elections with the Internal Revenue Service to be treated for U.S. tax purposes as pass-through entities rather than as corporations, which is the default classification in the absence of a timely election. Private letter ruling requests have been filed with the Internal Revenue Service for extensions of time to file such elections retroactive to 2000, and we anticipate that such requests will be approved. However, if such requests are not approved, then the equity interests which we own, directly or indirectly, in such U. K. entities will constitute the ownership of securities of corporations in excess of the REIT-qualification limitation, which will result in the loss of our REIT status for 2000 and up to the four succeeding years. We have not provided for this exposure as we believe the likelihood of an unfavorable outcome is remote.

     We also recently became aware that we failed to make elections in the manner contemplated by Notice 88-19 or the temporary regulations related to prior year acquisitions of C Corporations and have requested a private letter ruling from the Internal Revenue Service so that we may do so on a retroactive basis. If the Internal Revenue Service fails to rule favorably on our request, we may owe tax, interest and penalties on the “built-in gain” required to be recognized during the year in which we acquired one or more C corporations. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million. To the extent we are required to recognize the “built-in gain” in the year of acquisition, the “built in gain” would not be subject to federal income tax upon a sale by us of the assets involved. We have not provided for this exposure as we believe the likelihood of an unfavorable outcome is remote.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations:

     This Quarterly Report on Form 10-Q contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. In addition, we may from time to time make oral forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. Such statements appear in a number of places in this report and include statements regarding the intent, belief or current expectations of Pinnacle, its directors or its officers with respect to, among other things: (1) trends affecting our financial condition or results of operation; (2) the industry in which the Company operates; (3) our business and growth strategies; and (4) other matters. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties. We refer you to the subsection below entitled “Factors That May Affect Future Results” for important factors that could cause actual results to differ materially from those indicated in the forward-looking statements as a result of various factors. Readers are cautioned not to place undue reliance on these forward-looking statements.

Our Financial Condition

     Market conditions, including a significant decline in the stock markets’ valuation of tower sector public companies, as well as wireless communication service providers, over the past year, have effectively precluded us from raising capital to fund our business operations. The Securities and Exchange Commission (“SEC”) investigation and the fact that we restated our financial statements have also had a significant impact on our ability to access capital.

     In addition, beginning in the third quarter of 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and reinstated on May 1, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility through May 10, 2002. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to the London Interbank Offered Rate (“LIBOR”) plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers’ ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers’ ability to incur additional debt; (5) limit Pinnacle Towers’ current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings 5.5% Convertible Notes due 2007 (the “Convertible Notes”); (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expires on May 10, 2002. On May 1, 2002 we obtained a renewal of the forbearance agreement until May 10, 2002, the date by which we are required under the terms of the forbearance agreement to file the proposed pre-negotiated bankruptcy plan discussed elsewhere herein. We did not file our pre-negotiated bankruptcy plan by May 10, 2002, as was required under the terms of our forbearance agreement. We are working to file our pre-negotiated bankruptcy plan and anticipate filing it during May 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement. During the bankruptcy process, we anticipate operating in the ordinary course of business, subject to the provisions of the U.S. Bankruptcy Code, and do not currently expect that our trade suppliers, unsecured trade creditors, employees and customers will be materially impacted.

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

     Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing our 10% Senior Notes due 2008 (the “Senior Notes”) and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of our direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

     As a result of this situation, we believe that significant uncertainty exists regarding our ability to continue normal operations and have been actively pursuing a plan for recapitalization and restructuring of our debt. On April 26, 2002, we announced a definitive Stock Purchase Agreement with Fortress Investment Group (“Fortress”) and Greenhill Capital Partners LLP (“Greenhill”) (collectively, the “Investors”), pursuant to which we will be recapitalized through a pre-negotiated bankruptcy plan to be filed in Delaware under Chapter 11 of the U.S. Bankruptcy Code (the “Stock Purchase Agreement”). Holders of at least two-thirds of the aggregate principal amount of our Senior Notes have agreed to vote in favor of the bankruptcy plan. We expect to file the bankruptcy plan during the month of May. Immediately following confirmation of the bankruptcy plan, Pinnacle Holdings will be merged into a newly formed Delaware corporation formed by the Investors (“New Pinnacle”) with New Pinnacle being the surviving corporation.

     The bankruptcy plan will be funded by two new sources of capital: (1) an equity investment made by the Investors of up to approximately $205.0 million, and (2) a new credit facility of up to $340.0 million to be led by a syndicate arranged by Deutsche Bank Securities Inc. and Bank of America, N.A.

     Under the terms of the Stock Purchase Agreement with the Investors, Fortress will purchase up to 13,735,000 shares of common stock of New Pinnacle (the “Fortress Shares”) and Greenhill will purchase up to 6,765,000 shares of common stock of New Pinnacle (the “Greenhill Shares” and together with the Fortress Shares, the “Investor Shares”). The Stock Purchase Agreement provides for the cancellation of the Senior Notes in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holder’s election, a combination of cash and up to 49% of New Pinnacle’s outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes.

     The Stock Purchase Agreement also provides for the cancellation of our Convertible Notes in exchange for up to $0.5 million in cash and five-year warrants to purchase up to approximately 205,000 shares of New Pinnacle’s common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle’s equity capitalization, if the Convertible Note holders agree to give certain releases. The Stock Purchase Agreement further provides for cancellation of the outstanding shares of Pinnacle’s common stock. Former stockholders and plaintiffs in a stockholder class action shall receive five-year warrants to purchase up to 102,500 shares of New Pinnacle common stock (representing approximately 0.5% of New Pinnacle’s equity capitalization) at approximately two times the price of the Investors Shares. This amount can be doubled to 205,000 shares, representing approximately 1.0% of New Pinnacle’s capitalization, if these stockholders agree to give certain releases. Trade and other creditors will be paid in full in the ordinary course.

     Under the terms of the transaction documents, holders of approximately two-thirds of the aggregate principal amount of the Senior Notes have agreed, for a period of 60 days from the date of the execution of the Stock Purchase Agreement, not to exercise any rights such holders may have against Pinnacle under the terms of the indenture governing the Senior Notes, including the right to receive principal of, and interest on, the Senior Notes.

     The transaction is subject to a number of conditions, including customary regulatory approvals, the requisite creditors’ approvals in bankruptcy and confirmation of the bankruptcy plan. The Stock Purchase Agreement also contains customary terms and conditions, including exclusivity rights, and a termination fee of $12.0 million to be paid by Pinnacle to the Investors if the Stock Purchase Agreement is terminated under certain circumstances and Pinnacle consummates an alternative transaction.

Overview of Our Business

     We lease space on a portfolio of owned, managed and leased communications sites to a broad base of wireless communication service providers, operators of private networks, government agencies and other customers. We also maintain these sites for our tenants. These sites are primarily composed of towers and rooftops where wireless communication providers can locate their antennas and equipment. Since our formation in May 1995, we have created a portfolio of wireless communications site clusters in high growth markets such as Atlanta, Birmingham, Boston, Chicago, Dallas, Houston, Los Angeles, New Orleans, New York, Orlando, and Tampa.

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

     We were previously an active acquirer of communication sites with an objective of acquiring or constructing clusters of rental communications sites in areas where there is significant existing and expected growth in the demand for rental communications sites by wireless communications providers. The strategy focused on obtaining a significant ownership position of communications site assets in our targeted markets in order to offer “one-stop shopping” to wireless communications providers who are deploying or expanding wireless communications networks. Should we be able to access capital in the future on terms and conditions that are acceptable to us, we could restart our acquisition strategy.

     An additional element of our business strategy is to selectively construct new towers in and around major markets where we already have a presence to enhance our existing communications site clusters. However, a result of our inability to access new capital, we have curtailed our new tower construction program. Tower construction is generally initiated after at least one anchor tenant is identified and after we have determined, based on market research, that the capital outlay for the construction project would not exceed our minimum required return on invested capital. We do not engage in speculative construction projects or pursue large “build-to-suit” mandates.

     The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communications sites and carrier neutral colocation facilities held as of March 31, 2002. Dispositions include managed and leased sites, which generated negative cash flow and that we have terminated our rights and obligations with respect to such sites in an effort to improve overall profitability as well as managed and leased sites where the landlord terminated our obligations. Non-revenue producing sites are those sites that are not generating revenue; were acquired as part of a larger, more profitable acquisition of sites; and do not have an active tenant. Once a non-revenue producing site begins producing revenue it is reclassified into the appropriate category of revenue producing sites. No value is assigned to non-revenue producing sites.

	Revenue Producing Sites
							Non-Revenue		Acquisitions
	Owned	Managed	Leased	Built	CoLocation	Subtotal	Sites	Total	Completed

1995	29	—	—	4	—	33	—	33	13
1996	119	—	—	4	—	123	—	123	49
1997	134	—	—	22	—	156	—	156	72
1998	517	—	—	47	—	564	—	564	82
1999	858	584	858	23	—	2,323	722	3,045	130
2000	699	(19)	78	5	5	768	434	1,202	226
2001	42	12	(173)	2	(2)	(119)	(532)	(651)	9
2002	(21)	(19)	(25)	—	(1)	(66)	6	(60)	—

Total	2,377	558	738	107	2	3,782	630	4,412	581

     Subsequent to March 31, 2002, we have not completed any acquisitions.

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

     Because of our financial condition we have experienced lower than normal new lease activity with respect to our telephony customers. We expect our telephony customers will continue to expand their networks and that we will continue to add new telephony customers as they continue their systems build-outs. We also look for our new technology customers to grow over time as they find additional capital to fund their business plans. These new technology customers are attracted to most of our communications sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations. However, many of our new technology customers have experienced financial difficulties. As of March 31, 2002 approximately 40 of our customers have or are in the process of filing for bankruptcy. There can be no assurance that our new technology customers will be able to access additional capital to fund their business plans. In addition there can be no assurance that the rate of new leases we sign with telephony customers will return to a level consistent with our past experience.

     We have also experienced higher than anticipated levels of tenant churn throughout 2001 and during the first quarter of 2002. During 2001, primarily in the third and fourth quarters, we experienced significant churn from paging customers with a large portion of this churn coming from paging customers who filed for bankruptcy and rejected certain of our leases during the bankruptcy case proceedings. In addition, during the third quarter of 2001, we experienced churn related to our customers located on the World Trade Center. During the first quarter of 2002, South Carolina Telephone executed a buyout agreement and canceled approximately 90 leases representing an annual revenue run rate of $1.2 million.

     We have generated net losses since inception and at March 31, 2002, had an accumulated deficit totaling approximately $712.4 million. It is expected that continuing charges relating to depreciation of existing assets and interest expense associated with our debt will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

     On August 31, 1999, we completed the acquisition of approximately 1,858 communications sites, including 499 owned sites, 526 managed sites, and 833 leased sites from Motorola, Inc. (“Motorola”) for $254.0 million in cash and stock, plus fees and expenses (the “Motorola Antenna Site Acquisition”). The

Motorola communications sites that we acquired are largely clustered in urban areas throughout the United States and Canada with over 50% of the owned sites overlapping with our existing communications site portfolio. We believe that the Motorola Antenna Site Acquisition greatly enhances our ability to offer our customers attractive tower clusters in high growth markets and transportation corridors. In addition, the Motorola managed sites that we acquired enable us to provide our customers with urban rooftop sites. These sites have enabled us to further diversify our customer base by providing us with an inventory of high altitude sites in urban areas. Since we closed this acquisition, we have expended considerable effort and cost to properly identify the specific details of the assets and liabilities we acquired in connection with the sites we purchased. Additionally, our employees have spent a significant amount of time integrating these assets and the data related to the individual assets into our business operations.

     Prior to the Motorola Antenna Site Acquisition, we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs relative to their revenues than do owned towers, primarily as a result of higher rental costs related to revenue sharing with the site owners. In addition, on leased sites we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition has decreased, and any potential future acquisitions will decrease, our site level operating margins.

     Pinnacle Towers Inc. contributed $12.4 million in capital to a United Kingdom (“UK”) entity, Pinnacle Towers, Ltd., to establish a 91% interest in the entity. Pinnacle Towers Ltd. used the capital to purchase telecommunication sites throughout the United Kingdom and continental Europe. On September 27, 2001, a decision was made to divest this investment and we have reclassified the assets and liabilities of Pinnacle Towers Ltd. to assets held for sale in our March 31, 2002, unaudited condensed consolidated balance sheet.

Results of Operations

     The following table sets forth, for the periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our consolidated financial statements and notes thereto included elsewhere herein.

	Three months ended:

	March 31, 2001	March 31, 2002
	(unaudited)	(unaudited)

Statement of Operations Data:
Revenue	100.0%	100.0%
Direct operating expenses	36.4%	35.4%

Gross margin	63.6%	64.6%
Other expenses
General and administrative	21.0%	17.5%
State franchise, excise and minimum taxes	1.0%	1.2%
Depreciation and amortizaton	68.2%	53.2%
Loss on assets held for sale	0.0%	5.4%
Loss on disposal of assets	0.0%	0.2%
Reorganization costs	0.0%	7.9%

Loss from operations	-26.6%	-20.8%
Interest expense, net	36.4%	18.3%
Amortization of original issue discount and debt issuance costs	14.9%	16.9%
Foreign currency translation gain(loss)	0.8%	0.0%
Minority interest in net loss of subsidiary	-0.2%	0.0%
Income tax benefit	-0.6%	-1.7%

Net loss	-77.9%	-54.3%

Three months Ended March 31, 2002 Compared to Three months Ended March 31, 2001

     Revenues for the three month period ended March 31, 2002 declined by $1.4 million or 2.8% to $46.9 million from $48.3 million in the three month period ended March 31, 2001. The quarter ended March 31, 2002 included in revenue a $1.3 million cancellation fee from South Carolina Telephone’s buyout of their remaining leases and the three months ended March 31, 2001 included approximately $1.3 million of revenue from the colocation facilities no longer owned in 2002. In addition, other decreases in revenue are attributable to a $0.5 million loss of revenue from our site on the World Trade Center and a $0.2 million decline in revenue due to the loss of two large agency management agreements.

     Direct operating expenses, excluding depreciation and amortization, decreased by $0.9 million or 5.4% to $16.6 million for the three month period ended March 31, 2002 from $17.5 million for the three month period ended March 31, 2001. This decrease is attributable to; (i) a $0.2 million decrease in property taxes; (ii) a $0.3 million decrease in utility costs; (iii) a $0.1 million decrease in professional services; (iv) a $0.5 million decrease in site management; all offset by (v) a $0.2 million increase in rent expense. The improvement in site management is attributable to our decision to eliminate outsourcing contracts and perform all site management functions internally. The site management program is still in the implementation phase. As of March 31, 2002, a total of twelve employees were part of the portfolio support team with a projected total of 20 by June 30, 2002, and full staffing of 24 by the end of the third quarter.

     Selling, general and administrative expenses (“SG&A”) decreased for the three month period ended March 31, 2002 by $2.0 million to $8.2 million from $10.2 million for the three month period ended March 31, 2001. The improvement in this area is attributable to an overall company objective to closely monitor our SG&A expenses and make concerted efforts to reduce or eliminate costs. Salary and related benefits decreased by $1.6 million. There was an additional $0.6 million reduction in temporary help costs. General operating costs such as professional services, customer site management, and travel make up the remaining $0.4 million decrease. Professional fees increased by $0.6 million due to the write-off of certain legal costs related to our SEC investigation and shareholder lawsuit, which we no longer anticipate will be reimbursed by our insurance carrier. As of February 2002 our new directors and officers insurance policy took effect. We paid approximately $2.5 million for this years coverage, which represents an annual increase of $2.3 million which we anticipate will affect our trend of future earnings.

     State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, increased to $0.6 million for the three month period ended March 31, 2002, from $0.5 for the three month period ended March 31, 2001. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes. This account remained relatively unchanged due to the cessation of our acquisition strategy in late 2000.

     As a result of our reorganization efforts, we have incurred $3.7 million in nonrecurring costs related to the recapitalization efforts discussed elsewhere herein. These costs include additional legal fees, consultant fees, the reimbursement of due diligence fees to two parties that performed confirmatory due diligence and a retention plan bonus accrual.

     Interest expense, net of amortization of original issue discount and interest income, decreased 51.2% to $8.6 million for the three month period ended March 31, 2002, from $17.6 million for the three month period ended March 31, 2001. The interest expense decrease of $9.0 million is comprised of four major components. The fluctuation of actual swap performance, mark to market adjustment, makes up approximate $5.5 million of the decrease. There is also a decrease of $0.1 million in the amortization of the original swap liability due to a correction of the amortization period from two years to three that occurred in the fourth quarter of 2001. There is an additional decrease of $2.9 million in the interest on the senior credit facility, due in part to a decrease in the principal outstanding as well as to overall lower LIBOR rates. The final component is a $0.5 million decline in the interest on the Convertible Notes, which represents the penalty interest that was accruing while the registration statement was pending with the SEC.

     SFAS No. 144, “Accounting For The Impairment or Disposal of Long-Lived Assets”, requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. For the three months ended March 31, 2002, we recorded a $2.5 million write-down on a non-core property we are negotiating to sell.

Liquidity and Capital Resources

     Our liquidity needs arise from our acquisition related activities including earn-out payments, debt service obligations, working capital needs and capital expenditures. We have historically funded our liquidity needs with proceeds from public equity offerings, bank borrowings, debt offerings, and cash flow from operations. We have been unable to access additional capital through public equity or debt offerings since August 2000. In addition, as a result of our entering into a forbearance agreement with our bank group under our senior credit facility discussed in more detail below, we are unable to borrow additional capital under our senior credit facility. As a result, until such time as additional sources of capital become available to us, our primary source of liquidity will be cash flows from operations as well as capital generated from asset sales to the extent such sales are approved by our bank group and then only to the extent such proceeds are not required to be applied to reduce our outstanding borrowings under our senior credit facility. As a result of our noncompliance with the financial covenants contained in our senior credit facility and the related forbearance agreement we entered into with our lenders we have reclassified the outstanding borrowings to current liabilities. Excluding amounts related to long-term debt classified as a current liability due to events of default, we had a net working capital deficit of $44.3 million and $40.6 million as of March 31, 2002, and December 31, 2001, respectively. Our ratio of total debt to stockholders’ equity was 12.3 to 1.0 at March 31, 2002 and 10.6 to 1.0 at December 31, 2001.

     Liquidity Assessment

     In conjunction with our efforts to recapitalize our balance sheet, we ceased making interest payments due under the Convertible Notes. Assuming that we do not pay cash interest on the Convertible Notes, we estimate that our cash and marketable securities on hand as of March 31, 2002, totaling $10.8 million would be sufficient to fund our operations and debt service on our senior credit facility through June 2002. No assurance can be given that our creditors will support the recapitalization as structured in the Stock Purchase Agreement, or that, if the recapitalization is implemented through the consummation of a plan of reorganization pursuant to a bankruptcy proceeding, parties entitled to vote will vote in favor of the proposed plan of reorganization or that the plan of reorganization will be confirmed by the bankruptcy court, or will not be subsequently modified. If our recapitalization is not completed, and if we are not able to develop and implement a feasible alternative recapitalization transaction, we may be forced to liquidate under applicable provisions of the U.S. Bankruptcy Code. There can be no assurance of the level of recovery to which our secured and unsecured creditors would be entitled to receive in such a liquidation.

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

     For the quarter ended March 31, 2002, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and reinstated on May 1, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility through May 10, 2002. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers’ ability to make additional draws under the senior credit facility; (3)

restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers’ ability to incur additional debt; (5) limit Pinnacle Towers’ current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expires on May 10, 2002. On May 1, 2002, we obtained a renewal of the forbearance agreement until May 10, 2002, the date by which we are required under the terms of the forbearance agreement to file the proposed pre-negotiated bankruptcy plan discussed elsewhere herein. We did not file our pre-negotiated bankruptcy plan by May 10, 2002, as was required under the terms of our forbearance agreement. We are working to file our pre-negotiated bankruptcy plan and anticipate filing it during May 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement.

     Because of the event of default, amounts outstanding under the senior credit facility have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2002.

     The following table summarizes the initial covenant requirements and the amended requirements for the period ended March 31, 2002, and our actual ratios at the respective dates:

	Original	Amended
Covenant	Requirement	Requirement	Actual

Total Leverage Ratio	<=4.25 to 1.00	<=3.75 to 1.00	4.87 to 1.00
Consolidated Leverage Ratio	<=7.50 to 1.00	<=7.75 to 1.00	11.78 to 1.00
Consolidated Interest Coverage Ratio	>=2.50 to 1.00	>=2.25 to 1.00	1.49 to 1.00
Pro-Forma Debt Service Coverage Ratio	>=1.50 to 1.00	>=1.50 to 1.00	1.25 to 1.00
Fixed Charge Coverage Ratio	>=1.10 to 1.00	>=1.10 to 1.00	0.83 to 1.00

     Prior to the forbearance agreement discussed above, our senior credit facility provided $670.0 million of financing of which $393.0 million and $400.5 million was committed and utilized at March 31, 2002, and December 31, 2001, respectively. In connection with our November 16, 2001, forbearance agreement, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

     During the three months ended March 31, 2002, at our option, the senior credit facility indebtedness bore interest at LIBOR plus a margin of 3.75% to 4.0% or the bank’s Base Rate plus a margin of 3.75% to 4.0%. Advances under our senior credit facility, as amended by the forbearance agreement, bear interest payable in monthly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of March 31, 2002, and December 31, 2001, the overall effective interest rate, excluding amortization of discount and issuance costs, on outstanding borrowings was 6.15% and 8.05%, respectively.

     Senior Discount Notes

     In March 1998, we completed the offering of the Senior Notes. We received net proceeds of approximately $192.8 million from that offering. The proceeds were used to repay outstanding borrowings under our senior credit facility, to repay in full and retire a $12.5 million bridge loan from our then largest stockholder, ABRY Broadcast Partners II, L.P., and accrued interest thereon, to repay a $20.0 million subordinated term loan and accrued interest thereon and to pay a distribution preference to certain holders of our common stock. The Senior Notes were issued under the Senior Notes indenture and will mature on March 15, 2008. Cash interest is not payable on the Senior Notes prior to March 13, 2003. Thereafter, the Senior Notes will require semi-annual cash interest payments of $16.25 million.

     Convertible Subordinated Notes

     On March 22, 2000, we completed a private placement of $200.0 million of the Convertible Notes to certain institutional purchasers pursuant to the exemption from registration provided by Section 4(2) of the

Securities Act of 1933, as amended (the “Securities Act”). We repaid outstanding revolving debt under our senior credit facility with the net proceeds of $193.5 million from this private placement. Interest is payable on the notes on March 15 and September 15 of each year. The notes will mature on September 15, 2007, unless previously redeemed or repurchased. The notes are convertible into Pinnacle’s common stock at the option of the note holders at an initial price of $78.375 per share, which conversion price is subject to adjustment under the terms of the notes. We may redeem the notes on or after March 21, 2003. The events of default related to our senior credit facility caused a cross-default in the Convertible Notes. As such, the outstanding amounts have been reclassified as current liabilities in the accompanying unaudited condensed consolidated balance sheet at March 31, 2002.

     On January 22, 2002, $12.5 million of Convertible Notes were redeemed for 158,851 shares of Pinnacle’s common stock at the stated conversion price per share of $78.375, reducing our outstanding obligation under the Convertible Notes to $187.5 million at March 31, 2002.

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

     Prior to our adoption of SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” the interest rate swap agreement qualified for hedge accounting treatment. As such and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at our option. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three months ending March 31, 2002 and March 31, 2001 relating to the interest rate swap amounted to $0.2 million and $5.5 million, respectively, and is recorded as additional interest expense. For the three months ended March 31, 2002, approximately $0.5 million represents an increase in the fair value of the interest rate swap agreement since December 31, 2001, and approximately $0.3 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the three months ended March 31, 2001, approximately $5.0 million represents a decrease in the fair value of the interest rate swap agreement since January 1, 2001, and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

     Other Indebtedness

     We also use seller financing to fund certain of our communications site acquisitions. As of March 31, 2002, we had approximately $25.0 million of seller notes outstanding, bearing interest at rates ranging from 8.0% to 13.0% per annum. These amounts are supported by letters of credit issued by our agent bank.

Capital Investments

     Capital investments, including acquisitions and earn-out payments for the three month period ended March 31, 2002, were $3.3 million, compared to $17.2 million in the comparable 2001 period. A portion of our historical and ongoing capital expenditures relates to expenditures required to maintain our communication sites and generally cannot be curtailed. Due to our inability to access additional capital and to certain capital expenditure restrictions imposed by our senior credit facility and the forbearance agreement we entered into with our bank group, we expect to make limited additional capital investments for acquisitions, construction and upgrading of additional towers until such time as we may have access to additional capital. Limitations on our ability to upgrade or replace towers could impact our ability to add new customers to certain of our towers, and eventually our ability to retain existing customers on our sites.

     Colocation Facilities

     On June 7, 2001, we adopted a plan to dispose of certain non-core assets pursuant to our management's decision to dedicate resources to improving the financial results of communications site operations. Of the original five colocation properties held for sale, three were sold in 2001, the Halingen, Texas facility was sold on March 15, 2002, leaving the San Antonio, Texas facility as the only remaining colocation asset held for sale at March 31, 2002.

     The historical carrying value of the San Antonio property, which was acquired on October 13, 2000, prior to any write-down was approximately $8.7 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $3.8 million, which is included in operating expenses in loss on assets held for sale for the year then ended. No additional substantive write down was recorded in the three months ended March 31, 2002. We estimated the fair market value less costs to sell the San Antonio property based upon a pending purchase and sale agreement. Depreciation expense has not been recognized since the date the colocation asset was classified as held for sale.

     For the three months ended March 31, 2002, excluding the write-down adjustment, the San Antonio colocation facility had net operating income of $0.2 million. For the three months ended March 31, 2002, the property produced revenues of $0.3 million and had operating expenses of $0.1 million.

     Land

     On September 27, 2001, we adopted a plan to dispose of additional non-core assets. As a result of the adoption of this plan, our interest in 88 parcels of owned land, principally located under towers currently owned by other tower companies and telecommunications service providers, were deemed assets held for sale. The carrying value of these land parcels is currently $7.9 million.

     As a condition of our recently executed Stock Purchase Agreement, these land parcels can no longer be held for sale. They have therefore been reclassified into assets held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current fair market value, into assets held for use.

     Investment in Pinnacle Towers Ltd.

     On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale.

     The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of March 31, 2002, prior to any write-down, was approximately $9.0 million. During the year ended December 31, 2001, we recognized a write-down adjustment of approximately $4.0 million, which was included in operating expenses in loss on assets held for sale for the year then ended. During the three months ended March 31, 2002, no additional substantive write-down was taken. We estimated the fair market value less costs to sell based upon a proposal, which has subsequently expired, from an interested third party. This estimate continues to be our best estimate of the fair value of these assets. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

     For the three months ended March 31, 2002, the investment produced revenues of $0.2 million and had operating expenses of $0.2 million.

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

     Revenue Recognition

     We recognize revenue from lease arrangements with tenants on our communication sites on a straight-line basis over the life of the related lease agreements in accordance with SFAS No. 13, “Accounting for Leases” and FASTB 85-3, “Accounting for Operating Leases with Scheduled Rent Increases.” Revenue is recorded in the month in which it is earned.

     We further evaluate our revenue recognition policy in accordance with SAB 101, “Revenue Recognition” and defer any revenue if the following criteria are not met: persuasive evidence of an arrangement exists, payment is not contingent upon other performance or other obligations, the price is fixed or determinable or collectibility is not reasonably assured. We record a reserve against revenue for estimated credit memos. Any rental amounts received in advance of the month earned are recorded as deferred revenue.

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

     Reorganization Costs

     We have incurred costs related to our recapitalization efforts and the execution of our Stock Purchase Agreement. These nonrecurring costs include additional legal fees, professional consultant fees, and the retention plan bonus accruals incurred as part of the preparation for our bankruptcy filing.

     Reclassifications

     Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the consolidated financial statements.

Adoption of New Accounting Pronouncement

     We adopted the news rules under SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary.

     We adopted the news rules under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” effective January 1, 2002. The new rules on asset impairment supercede SFAS No. 121, and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

     As a result of our adoption of the new rules our March 31, 2002, balance sheet includes classifications for assets held for sale separate from liabilities held for sale. As a condition of our recently executed Stock Purchase Agreement, the 88 parcels of land previously held for sale have been reclassified as held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell.We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

     On September 30, 2001, we evaluated our entire asset portfolio for impairment in accordance with the provisions of Statement of Financial Accounting Standard No. 121, “Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” the existing standard at that time. In accordance with the adoption of, SFAS No. 144, we are still required to evaluate our assets for impairment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets’ carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We have determined that no additional impairment exists as of March 31, 2002.

     We continue to monitor our asset portfolio on a site by site basis for potential adjustments. Due to the pending sale of a non-core asset, we recognized a $2.5 million write-down in the three months ended March 31, 2002 as a result of the execution of a letter of intent to sell this specific property.

Factors That May Affect Future Results

     We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following discussion highlights some of the risks and uncertainties that may affect our future operating results.

Our ability to continue as a “going concern” may be adversely affected by our failure to implement a recapitalization or our filing of a Chapter 11 bankruptcy case.

     Our consolidated financial statements included elsewhere in this report have been prepared assuming we will continue as a “going concern.” Our ability to continue as a “going concern” may be adversely affected by our failure to implement a recapitalization of Pinnacle or our filing of a Chapter 11 case under the U.S. Bankruptcy Code, and is dependent upon, among other things, confirmation of a plan of reorganization, our ability to comply with the terms of any debtor-in-possession facility agreement entered into in connection with the bankruptcy case and our ability to generate sufficient cash from operations and financing arrangements to meet our obligations. If the “going concern” basis was not appropriate for our consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

There are significant uncertainties relating to bankruptcy proceedings.

     Our future results are dependent upon our receipt of additional capital and a successful recapitalization of Pinnacle. As previously discussed, we currently anticipate that in order to complete any investment and recapitalization, it will be necessary for us to file a voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code, and the investment and recapitalization will likely be implemented through the confirmation and consummation of a plan of reorganization confirmed by the Bankruptcy Court in the bankruptcy proceedings. We have not yet commenced any bankruptcy proceedings or submitted any plan of reorganization to a Bankruptcy Court for approval and cannot make any assurances that we will be able to successfully obtain any such approval in a timely manner. Failure to obtain any such approval sought in a timely manner could adversely affect our operating results, as our ability to obtain financing to fund our operations and our relations with our customers and suppliers may be harmed by protracted bankruptcy proceedings. If a plan of reorganization is submitted to a Bankruptcy Court, confirmed and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company that recently emerged from bankruptcy proceedings. Other negative consequences that could arise as a result of the bankruptcy proceedings include, but are not limited to:

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

•	the incurrence of significant costs associated with the reorganization;

•	impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

•	placing us at a competitive disadvantage compared to our competitors;

•	making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

•	limiting our ability to borrow additional funds; and

•	employee attrition.

     Upon the commencement of any bankruptcy proceedings, we would likely seek the Bankruptcy Court’s authorization to pay all accrued pre-petition salaries, wages and commissions and applicable taxes thereon, as well as medical and other benefits and other payroll-related liabilities, on an uninterrupted basis. While we expect that a Bankruptcy Court will likely grant these authorizations, there can be no assurance that these authorizations will be obtained.

The terms of our indebtedness impose significant restrictions on us.

     The indentures under which the Senior Notes and Convertible Notes have been issued and our senior credit facility contain covenants that restrict, among other things, our ability to borrow money, grant additional liens on our assets, make particular types of investments or other restricted payments, sell assets or merge or consolidate. Our senior credit facility requires us to comply with certain financial ratios and tests, under which we are required to achieve certain financial and operating results. Since September 30, 2001, we have been out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and reinstated on May 1, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility through May 10, 2002. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers’ ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers’ ability to incur additional debt; (5) limit Pinnacle Towers’ current ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expires on May 10, 2002. On May 1, 2002, we obtained a renewal of the forbearance agreement until May 10, 2002, the date by which we are required under the terms of the forbearance agreement to file the proposed pre-negotiated bankruptcy plan discussed elsewhere herein. We did not file our pre-negotiated bankruptcy plan by May 10, 2002, as was required under the terms of our forbearance agreement. We are working to file our pre-negotiated bankruptcy plan and anticipate filing it during May 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement.

     Because of these defaults, the terms of the indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt to them. The security for our senior credit facility consists of substantially all of our assets including the stock of our direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

     Our existing debt obligations also could affect our financial and operational flexibility, as follows:

•	they may impair our ability to obtain additional financing in the future;

•	they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt, which will reduce the funds available for other purposes;

•	they may limit our flexibility in planning for or reacting to changes in market conditions; and

•	they may cause us to be more vulnerable in the event of a further downturn in our business.

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

     We have certain customers that account for a significant portion of our revenue. As of March 31, 2002, Arch Wireless Holdings, Nextel, Verizon, Cingular Wireless, and Sprint represented 13.9%, 10.5%, 4.5%, 4.3% and 3.5%, respectively, of our revenue, on a run rate basis. On December 6, 2001, Arch Wireless Holdings filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. The loss of one or more of these major customers, or a reduction in their utilization of our communications site rental space due to their insolvency or inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition. We also had approximately forty customers file for Chapter 11 protection under the U.S. Bankruptcy Code and have other customers that are having financial difficulties due to their inability to access additional capital.

Our senior management’s ability to manage our day-to-day business operations may be adversely impacted by any restructuring and any resulting bankruptcy proceedings.

     Our senior management may be required to expend a substantial amount of time and effort effecting any restructuring of Pinnacle and any resulting bankruptcy proceedings, which could have a disruptive impact on management’s ability to focus on the day-to-day operation of our business.

We cannot assure you of the continued listing of our common stock on the Nasdaq National Market or other exchanges and associations.

     Although our common stock is currently listed on the Nasdaq National Market, we have been notified by Nasdaq that we are not in compliance with the minimum listing requirements, and that, unless prior to May 15, 2002, the minimum closing bid price of our common stock is at or above $1.00 for 10 consecutive trading days, our common stock will be delisted from the Nasdaq National Market. As of May 13, 2002, we have not met the Nasdaq minimum listing requirements and expect that shortly after May 15, 2002 we will receive notification from Nasdaq that our shares will be shortly thereafter delisted unless we appeal the delisting to Nasdaq's Listing Qualifications Panel. We have not yet made a final decision as to whether we would appeal Nasdaq's delisting of our common stock, however, it is not likely that we will file an appeal. If our common stock is delisted from the Nasdaq National Market it may be quoted in the non-Nasdaq over-the-counter market on either Nasdaq’s OTC Bulletin Board or the “Pink Sheets” and we would be subject to an SEC rule regarding “penny stocks” where broker-dealers who sell relevant securities to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser’s written consent to the transaction prior to the sale. No assurance can be given that we will be able to maintain eligibility for listing our common stock on the Nasdaq National Market or any alternative exchange or association. Delisting could make trading shares of our common stock difficult, potentially leading to a further decline in our stock price. In addition, it would make it difficult for investors to sell our common stock or to obtain accurate quotations of the share price of our common stock.

The change of control provisions contained in the Convertible Notes, the Senior Notes and our senior credit facility may restrict our ability to attract additional capital.

     Upon the occurrence of certain change of control events, holders of the Convertible Notes and the Senior Notes may require us to offer to repurchase all of their notes. Additionally, a “change of control” (as defined in the indentures governing the Convertible Notes and the Senior Notes) is an event of default under our senior credit facility, which would permit the lenders to accelerate the debt, which also would cause an event of default under the indenture governing the Senior Notes. Based on our current market capitalization any significant equity investment in Pinnacle could trigger a change of control. As a result, new equity investors are likely to be unwilling to make an investment in Pinnacle outside of Chapter 11 bankruptcy.

Our business depends on demand for wireless communications.

     Substantially all of our revenue is derived from leases of communications site space. Most of these leases are with wireless communications providers, with approximately 31% being with companies in the paging and wireless data industries. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular, personal communications services (“PCS”) and other wireless communications services. The paging and wireless data industry in general is currently experiencing financial difficulties. Our largest customer, Arch Wireless Holdings, announced on December 6, 2001, their filing for protection under Chapter 11 of the U.S. Bankruptcy Code. In addition, several other smaller paging and data customers have filed for bankruptcy and rejected certain of their site leases with us during the bankruptcy proceedings. We cannot assure you that additional paging and wireless data customers will not do the same.If they do, it could have a material adverse effect on our results of operations.

     We also cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, PCS, fixed microwave, specialized mobile radio (“SMR”), enhanced specialized mobile radio (“ESMR”) and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

•	demand for wireless services;

•	financial condition and access to capital of wireless communications providers;

•	strategy of wireless communications providers with respect to owning or leasing communications sites;

•	government licensing of broadcast rights;

•	changes in telecommunications regulations; and

•	general economic conditions.

     The demand for space on our communications sites is primarily dependent on the demand for wireless communications services. A slowdown in the growth of the wireless communications industry in the United States would depress network expansion activities and reduce the demand for our communications sites. In addition, a downturn in a particular wireless segment as a result of technological competition or other factors beyond our control could adversely affect the demand for rental communications sites. Advances in technology could also reduce the need for site-based transmission and reception. In addition, wireless service providers often enter into “roaming” and “resale” arrangements that permit providers to serve customers in areas where they do not have facilities. In most cases, these arrangements are intended to permit a provider’s customers to obtain service in areas outside the provider’s license area or, in the case of resale arrangements, to permit a provider that does not have any licenses to enter the wireless marketplace.

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

     We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 2000 and 2001, and the three months ended March 31, 2002 our earnings were insufficient to cover combined fixed charges and preferred dividends by approximately $44.5 million, $262.8 million and $5.2 million, respectively. We expect that losses from operations will continue over the next several years.

     Our existing operations do not currently, and are not expected in the near future to generate cash flows from operations sufficient to pay interest and principle payments on our currently outstanding indebtedness, and fund continuing operations and planned capital expenditures.We cannot know when, if ever, net cash generated by our operations will support our current debt services, growth and continued operations.

There are certain risks associated with the Motorola Antenna Site Acquisition.

     The Motorola Antenna Site Acquisition involved the acquisition of approximately 1,858 communications sites. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; (4) assign certain associated Federal Communications Commission (“FCC”) licenses from Motorola or other entities to Pinnacle Towers, and (5) properly evaluate all recorded title and mortgage documents for acquired real estate assets. The total of our Motorola Antenna Site Acquisition pre- and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 of which was incurred post-closing.

     Motorola’s representations and warranties in the definitive purchase agreement between Motorola and us (the “Motorola Purchase Agreement”) did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party and FCC consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues is limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

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

     Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle’s former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle’s January 18, 2000 secondary offering, were named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

     The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act, by permitting the publication and dissemination of the prospectus for the January 18, 2000, public offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle’s towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition.The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle’s alleged violation of Section 11 of the Securities Act. Section 15 of the Securities Act makes those persons who control a “primary violator” vicariously liable for the primary violator’s violation of Section 11 of the Securities Act.

     The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC’s investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20 of the Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

     Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys’ and experts’ fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

     We intend to respond appropriately and in the best interests of Pinnacle to the consolidated action; however, we cannot assure you that we will prevail in such litigation. Securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

Pinnacle Holdings Inc. is a holding company. Its only source of cash is from distributions from its subsidiaries and interest earnings of cash invested.

     Pinnacle Holdings Inc. is a holding company with essentially no operations of its own and conducts all of its business through its subsidiaries. The Senior Notes and the Convertible Notes are obligations exclusively of Pinnacle Holdings Inc. Pinnacle Holdings Inc.’s only significant asset is the outstanding capital stock of its subsidiaries. Pinnacle Holdings Inc. is wholly dependent on the cash flow of its subsidiaries and dividends and distributions to it from its subsidiaries in order to service its current indebtedness, including payment of principal, premium, if any, and interest on the Senior Notes and Convertible Notes, and any of its future obligations.

     Pinnacle Holdings Inc.’s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to its notes or to make any funds available therefor. The ability of Pinnacle Holdings Inc.’s subsidiaries to pay such dividends and distributions will be subject to, among other things, the terms of any debt instruments of its subsidiaries then in effect and applicable law.

     Beginning in the quarter ended September 30, 2001, we were out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended as of April 11, 2002, and amended and restated on May 1, 2002, pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility through May 10, 2002. Accordingly, we have classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement: (1) increase the interest rate on our borrowing by 1.0% to LIBOR plus 3.75% and LIBOR plus 4.0%; (2) eliminate Pinnacle Towers’ ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers; (4) limit Pinnacle Towers’ ability to incur additional debt; (5) limit Pinnacle Towers’ current ability to distribute funds to Pinnacle Holdings in connection with the Convertible Notes; (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit; and (7) expires on May 10, 2002. On May 1, 2002, we obtained a renewal of the forbearance agreement until may 10, 2002, the date by which we are required under the terms of the forbearance agreement to file the proposed pre-negotiated bankruptcy plan discussed elsewhere herein. We did not file our pre-negotiated bankruptcy plan by May 10, 2002, as was required under the terms of our forbearance agreement. We are working to file our pre-negotiated bankruptcy plan and anticipate filing it during May 2002. Our forbearance agreement expired pursuant to its previously announced terms on May 10, 2002, without further extension. We are continuing discussions with our lenders to secure a new forbearance agreement. However, we cannot provide any assurance that we will be able to obtain a new forbearance agreement.

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

     Because of these defaults, or, in the case of our senior credit facility, if we fail to satisfy the conditions under the forbearance agreement, the terms of our indentures governing the Senior Notes and the Convertible Notes and our senior credit facility provide that the holders of the Senior Notes and the Convertible Notes or the lenders under our senior credit facility could declare a default and demand immediate repayment and, unless we cure the defaults, they could seek a judgment and attempt to seize our assets to satisfy the debt owed to them. The security for our senior credit facility consists substantially of all of our assets including the stock of our direct and indirect subsidiaries. The defaults under these agreements could adversely affect our rights under commercial agreements.

     Pinnacle Holdings Inc.’s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary’s liquidation or reorganization will be subject to the prior claims of such subsidiary’s creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of March 31, 2002, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.’s subsidiaries (including long-term debt, guarantees of Pinnacle Holdings Inc.’s debt, current liabilities and other liabilities) was approximately $446.6 million.

     In addition, in the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of any of Pinnacle Holdings Inc.’s subsidiaries, creditors of the subsidiary generally will have the right to be paid in full before any distribution is made to Pinnacle Holdings Inc. or the holders of the Convertible Notes or Senior Notes. Accordingly, holders of the Convertible Notes and Senior Notes are effectively subordinated to the claims of Pinnacle Holdings Inc.’s subsidiaries’ creditors to the extent of the assets of the indebted subsidiary.

     As is currently contemplated, of the Stock Purchase Agreement provides for the cancellation of the Senior Notes in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holder’s election, a combination of cash and up to 49.0% of New Pinnacle’s outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes. The Stock Purchase Agreement also provides for the cancellation of our Convertible Notes in exchange for up to $0.5 million in cash and five year warrants to purchase up to approximately 205,000 shares of New Pinnacle’s common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle’s equity capitalization, if the Convertible Note holders agree to give certain releases.

If we fail to protect our rights against persons claiming superior rights in our communications sites, our business may be adversely affected.

     Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties and leasehold interests we acquire and rely on title warranties from sellers and landlords. Our ability to protect our rights against persons claiming superior rights in communications sites depends on the following factors:

•	our ability to recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

•	in the absence of insurance coverage, we rely on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years;

•	we rely on title covenants from landlords contained in leases; and

•	there are significant risks associated with the construction of new towers.

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

Competition for site leasing customers is intense and we compete with companies that have greater financial resources.

     We face competition for site leasing customers from various sources, including:

•	wireless communications providers and utility companies that own and operate their own communications site networks and lease communications site space to other carriers;

•	site development companies that acquire space on existing communications sites for wireless communications providers and manage new tower construction;

•	other independent communications site companies; and

•	traditional local independent communications site operators.

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

     During 2000, we acquired five carrier neutral colocation facilities. The business of providing colocation facilities is a new industry. Although a number of emerging companies are developing similar businesses, we are not aware of any company that has successfully executed a business plan that includes colocation facilities. Accordingly, neither you nor we have the benefit of a comparable historical business model to analyze the colocation facilities business and its prospects. As a result of our decision to stop pursuing these colocation facility business opportunities, we have recorded a loss based on a decline in the fair market value of these assets as compared to the purchase price we paid for the assets. As of March 31, 2002, we have divested four of these facilities and are currently attempting to divest the remaining asset, which could result in an additional loss.

Service and other interruptions could lead to significant costs and disruptions that could reduce our revenue and harm our business reputation and financial results.

     Because service interruptions are a very serious concern for our prospective customers, a service interruption or breach of security could be very costly to us and very damaging to our reputation. Our facilities and customers’ equipment are vulnerable to damage from human error, physical or electronic security breaches, power loss, other facility failures, fire, earthquake, water damage, sabotage, vandalism and similar events. In addition, our customers would be adversely affected by the failure of carriers to provide network access to our facilities as a result of any of these events. Any of these events or other unanticipated problems at one or more of our facilities could interrupt our customers’ ability to provide their services from our facilities. This could damage our reputation, make it difficult to attract new customers and cause our existing customers to seek termination of their contracts with us.

Our business requires compliance and approval with regulatory authorities.

     The FCC and Federal Aviation Administration (“FAA”) regulate towers used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications equipment operating on communications sites is separately regulated and independently licensed by the FCC. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to aviation. Tower owners may have an obligation to paint towers or install lighting to conform to FAA standards and to maintain such painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities. Such factors could have a material adverse effect on our financial condition or results of operations.

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

     Our success depends to a significant degree upon the continued contributions of key management, engineering, sales and marketing, customer support and finance personnel, some of whom may be difficult to replace. Although we maintain employment agreements and retention and other plans with certain of our employees, we cannot assure you that the services of such personnel will continue to be available to us. Uncertainties associated with our current financial condition decrease the likelihood that they will remain with us. We do not maintain key man life insurance policies on our executives that would adequately compensate us for any loss of services of such executives. The loss of the services of these executives could have a material adverse effect on our business.

Competing technologies and other alternatives could reduce the demand for our services or require us to incur additional costs.

     Most types of wireless services currently require ground-based network facilities, including communications sites, for transmission and reception. The extent to which wireless service providers lease such communications sites depends on a number of factors beyond our control, including the level of demand for such wireless services, the financial condition and access to capital of such providers, the strategy of providers with respect to owning or leasing communications sites, government licensing of communications services, changes in telecommunications regulations and general economic conditions. In addition, wireless service providers frequently enter into agreements with competitors allowing each other to utilize one another’s wireless communications facilities to accommodate customers who are out of range of their home provider’s services. Wireless service providers may view such agreements as a superior alternative to leasing space for their own antenna on communications sites we own. The proliferation of such agreements could have a material adverse effect on our business, financial condition or results of operations.

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

     The FCC requires tower owners subject to the agency’s antenna structure registration program to comply at the time of registration with federal environmental rules that may restrict the siting of towers. Under these rules, tower owners are required initially to identify whether proposed sites are in environmentally sensitive locations. If so, the tower owners must prepare and file environmental assessments, which must be reviewed by the FCC staff prior to registration and construction of the particular towers.

     Our carrier neutral colocation facility contains tanks for the storage of diesel fuel and significant quantities of lead acid batteries to provide back-up power generation and uninterrupted operation of our customers’ equipment. We cannot assure you that these systems will at all times remain free from leaks or that the use of these systems will not result in spills. Any leak or spill, depending on such factors as the material involved, quantity and environmental setting could result in interruptions to our operations and expenditures that could have a material adverse effect on our business, financial condition and results of operations.

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

     We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, we and our “qualified REIT subsidiaries” (other corporations wholly owned by us which are not “taxable REIT subsidiaries”) are not generally subject to Federal income tax. We believe that from our inception through 1999, we have been organized and operated in such a manner as to qualify for taxation as a REIT. For 2000 and subsequent years, we believe that our qualification for taxation as a REIT is dependent on the approval by the Internal Revenue Service of an application for an extension of time for each of the four United Kingdom (“UK”) entities in which we own a direct or indirect equity interest to each file an election to be treated for U.S. income tax purposes as a pass-through entity rather than a corporation.

     To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining to our organization, sources and amounts of income, level of distributions, assets owned, and diversity of stock ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

•	distribute to stockholders 90% (95% prior to January 1, 2001) of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 90% (95% prior to January 1, 2001) of certain foreclosure income;

•	maintain at least 75% of the value of its total assets in real estate assets (generally real property and interests therein, cash, cash items and government securities);

•	derive at least 75% of its gross income from investments in real property or mortgages on real property;

•	derive at least 95% of its gross income from real property investments described above and from dividends, interest and gain from the sale or disposition of stock and securities and certain other types of gross income;

•	have transferable shares of ownership or beneficial interest;

•	not have any accumulated “earnings and profits” attributable to a non-REIT year as of the close of any taxable year, including for this purpose any such accumulated “earnings and profits” carried over or deemed carried over from a C corporation;

•	as of the end of each calendar quarter, not own securities of any single issuer which possess greater than ten percent of the total voting power of the outstanding securities of such issuer and, effective on or after January 1, 2001, which have a value of greater than ten percent of the total value of all outstanding securities of any single issuer as well, unless such other issuer is itself a REIT or is either a “qualified REIT subsidiary” or a “taxable REIT subsidiary” with respect to the REIT owning such securities; and

•	as of the end of each calendar quarter, not own securities of “taxable REIT subsidiaries” which collectively constitute in excess of twenty percent of the total assets of the REIT and not own securities of any single issuer other than a “qualified REIT subsidiary” or a “taxable REIT subsidiary” which have an aggregate value in excess of five percent of the value of the total assets of such REIT.

     In January 2002, we became aware that four UK entities, in which we have owned since 2000 a direct or indirect equity interest, each failed to file a timely election with the Internal Revenue Services to be treated for U.S. tax purposes as a pass-through entity rather than as a corporation, which is the default classification in the absence of a timely election. An application has been filed with the Internal Revenue Service for an extension of time to file such election retroactive to 2000, and we anticipate that such application will be approved. However, if such application is not approved, then the equity interests which we own, directly or indirectly, in such UK entities will constitute the ownership of securities of a corporation in excess of the REIT-qualification limitation described above which could result in the loss of our REIT status for 2000 and up to the four succeeding years. We have not provided for this exposure in our financial statements presented elsewhere as we believe the likelihood of an unfavorable outcome is unlikely. The loss of our REIT status may adversely affect our ability to consummate a recapitalization with potential investors and other third parties.

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

     Income tax regulations provide that “real estate assets,” which are required to constitute at least 75% of the value of our total assets, means land or improvements thereon, such as buildings or other inherently permanent structures thereon, including items that are structural components of such buildings or structures. The Internal Revenue Service has ruled in a revenue ruling that transmitting and receiving communications towers built upon pilings or foundations similar to our towers, as well as ancillary buildings, heating and air conditioning systems and fencing constitute inherently permanent structures and are therefore “real estate assets” for purposes of the foregoing requirement. However, a number of our acquisitions have involved, and our future acquisitions may involve, assets different than the towers and related structures that were the subject of such favorable revenue ruling and for which there is no clear guidance concerning the potential impact that such assets may have on our continued ability to satisfy the REIT qualification requirements. Consequently, we are likely to encounter a greater number of interpretive issues under the REIT qualification rules than other REITs. In addition, our acquisitions will in many instances require special planning or structuring in order to retain our qualification as a REIT, including, for example, acquiring such assets through subsidiaries to the extent permissible under the REIT qualification requirements. Although we have previously considered whether to voluntarily terminate our REIT election because of the substantial limitations imposed on our operations by the REIT qualification requirements, we currently intend to maintain our REIT qualification. However, we may again in the future consider whether to voluntarily terminate our REIT election. Moreover, depending on our assessment of the strategic importance of acquisitions that may become available to us in our existing line of business or in complementary non-real estate based communications site or services activities, we may acquire, operate and derive income from assets, businesses or entities that result in an involuntary termination of our REIT election for failure to satisfy one or more of the REIT qualification requirements. In this regard, we have previously contractually committed to acquire, and in certain instances have acquired, certain assets before confirming that such assets, and the income derived from such assets, would permit us to continue to meet the qualification requirements for a REIT, and we may do so again in the future. To date, subsequent to making each such commitment or acquisition of non-REIT or potentially non-REIT assets, we structured the ownership of the assets so acquired in a manner that we believe ensured and will continue to ensure our qualification as a REIT.

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

     Even if we qualify as a REIT, we are required to pay some Federal, state and local taxes on our income and property. As a REIT, we will be subject to Federal income tax under the following circumstances. First, we will be taxed at regular corporate rates on any undistributed REIT taxable income, including undistributed net capital gains. Second, under certain circumstances, we may be subject to the “alternative minimum tax” on undistributed items of tax preference, if any. Third, if we have (i) net income from the sale of “foreclosure property” that is held primarily for sale to customers in the ordinary course of business or (ii) other non-qualifying income from foreclosure property, it will be subject to tax at the highest corporate rate on such income. Fourth, if we have net income from prohibited transactions (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), such income will be subject to a 100% tax. Fifth, if we should fail to satisfy the gross income test, and nonetheless have maintained our qualification as a REIT because certain other requirements have been met, we will be subject to tax in an amount based on the extent to which we failed such test. Sixth, if we should fail to distribute during each calendar year at least the sum of (i) 90% (95% prior to January 1, 2001) of our REIT ordinary income for such year, (ii) 90% (95% prior to January 1, 2001) of our REIT capital gain net income for such year, and (iii) any undistributed taxable income from prior periods, we would be subject to a 4% excise tax on the excess of such required distribution over the amounts actually distributed. If we elect to retain and pay income tax on our net long-term capital gain in a taxable year, any retained amounts would be treated as having been distributed for purposes of the 4% excise tax. Seventh, we will be subject to a 100% excise tax to the extent that certain transactions between us or our tenants and a “taxable REIT subsidiary” of ours are not conducted on an arm’s length basis. Eighth, if we acquire any asset from a C corporation (i.e., a corporation generally subject to full corporate-level tax) in a transaction in which the basis of the asset in our hands is determined by reference to the basis of the asset (or any other asset) in the hands of the C corporation and we recognize gain on the disposition of such asset during the 10-year period beginning on the date on which such asset was acquired by us, then to the extent of such asset’s “built-in gain” (i.e., the excess of the fair market value of such asset at the time of acquisition by us over the adjusted basis in such asset at such time), such gain will be subject to tax at the highest regular corporate rate.

     The results described in the last sentence of the preceding paragraph with respect to the recognition of “built-in gain” assume that we have timely and validly made the requisite election pursuant to IRS Notice 88-19 or the temporary regulations as to such acquisitions and will do so in the future as to past and future acquisitions. If we have not timely and validly made such election in the manner described in such notice or temporary regulations, then we are required to recognize on a current basis the “built-in-gain” with respect to all of the assets so acquired for that year unless the IRS grants us relief from such failures. We recently became aware that we failed to make elections on a timely basis in the manner contemplated by Notice 88-19 and the temporary regulations, and have requested a private letter ruling from the Internal Revenue Service that we may do so on a retroactive basis with respect to all of our acquisitions of C corporations. If the Internal Revenue Service fails to rule favorably on our request, we may owe tax, interest and penalties on the “built-in gain” required to be recognized during the year in which we acquired one or more of such C corporations. In addition, if the Internal Revenue Service fails to rule favorably on our request, the potential liability for tax, interest and penalties may adversely affect our ability to consummate a recapitalization with potential investors and other third parties. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million. To the extent we are required to recognize the “built-in gain” in the year of acquisition, the “built-in gain” would not be subject to Federal income tax upon a sale by us of the assets involved.

     In addition, any net taxable income earned directly by our non-controlled subsidiaries and our “taxable REIT subsidiaries” will be subject to Federal, state and local corporate tax. In addition, the REIT tax law limits each “taxable REIT subsidiary” of ours in its ability to deduct interest payments made to us to ensure that each is subject to any appropriate level of corporate income tax. In addition, we will be subject to a 100% penalty tax on some payments that we receive if the economic arrangements between us or our tenants, and any taxable REIT subsidiary, are not comparable to similar arrangements between unrelated parties.

We expect to experience volatility in our stock price and the trading price of the Senior Notes and the Convertible Notes that could affect your investment in them.

     The securities markets have from time to time experienced significant price and volume fluctuations that have affected the market price for the securities of companies. In the past, certain broad market fluctuations have been unrelated or disproportionate to the operating performance of these companies. Any significant fluctuations in the future might result in a further material decline in the market price of our securities. In the past, following periods of volatility in the market price of a particular company’s securities, securities class action litigation has often been brought against such company. We are currently involved in this type of litigation. We have incurred substantial expense and diversion of management’s attention and resources associated with this litigation, which could have a material adverse effect upon our business and operating results.

We have adopted anti-takeover provisions that could affect the sale of Pinnacle Holdings Inc.

     Provisions of Pinnacle Holdings Inc.’s certificate of incorporation, its bylaws and Delaware law could make it more difficult for a third party to acquire Pinnacle Holdings Inc., even if doing so would be beneficial to its stockholders. We adopted a stockholder rights agreement, which could make it considerably more difficult or costly for a person or group to acquire control of Pinnacle in a transaction that our board of directors opposes. These provisions, alone or in combination with each other, may discourage transactions involving actual or potential changes of control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of common stock, or could limit the ability of our stockholders to approve transactions that they may deem to be in their best interests.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk:

     We are exposed to market risks from changes in interest rates earned on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of March 31, 2002, and December 30, 2001, pursuant to the requirements of our senior credit facility, we had $361.5 million and $367.8 million, respectively, in long-term debt subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both periods. The remaining $510.4 million and $517.7 million of long term debt as of March 31, 2002 and December 30, 2001, respectively, is subject to fixed rates of interest. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $101.5 million and $107.8 million as of March 31, 2002 and December 31, 2001, respectively.

     The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325.0 million under the Senior Notes and $187.5 million under our Convertible Notes, $25.0 million under our seller financed notes and $361.5 million under our senior credit facility as of March 31, 2002:

	Expected Maturity Date (in thousands)

	2002	2003	2004	2005	2006	Thereafter

Liabilities
Long-term Debt, in default
Fixed Rate (10.0% and 5.5%)	512,550	—	—	—	—	—
Variable Rate (Weighted Average Interest Rate of 8.93%)	386,591	—	—	—	—	—

     Our primary market risk exposure relates to the following:

•	the interest rate risk on long-term and short-term borrowings;

•	our ability to refinance the Senior Notes and the Convertible Notes at maturity at market rates;

•	the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants; and

•	the impact of interest rate movements on our ability to obtain adequate financing to fund future acquisitions.

     We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and through the use of interest rate swaps. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of March 31, 2002, and December 31, 2001, we had one interest rate swap agreement for a notional amount of $260.0 million which requires us to pay interest at a fixed rate of 6.37% versus LIBOR and matures on December 31, 2002, and includes an option whereby the counterparty may extend the maturity to December 31, 2003, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130.0 million effective December 31, 2002.

     While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

Inflation

     Because of the relatively low levels of inflation experienced in 2001 and the three months ended March 31, 2002, inflation did not have a significant effect on our results in such periods.

PART II.     OTHER INFORMATION

Item 1.     Legal Proceedings.

     Stockholder Class Actions

     Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, and its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle’s former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle’s January 18, 2000 secondary offering, were named as defendants in a consolidated class action complaint styled In re Pinnacle Holdings Corp. Securities Litigation, Case No.8:01-CV-624-T-27MSS filed on August 8, 2001, in the United States District Court for the Middle District of Florida, in Tampa. The consolidated amended complaint filed August 8, 2001, consolidates a number of securities class action suits previously filed in the same court. The plaintiffs named in the consolidated action claim to represent all persons who purchased our common stock during the period between June 29, 1999 and March 17, 2001.

     The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act, by permitting the publication and dissemination of the prospectus for the January 18, 2000 secondary offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle’s towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition.The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle’s alleged violation of Section 11 of the Securities Act. Section 15 of the Securities Act makes those persons who control a “primary violator” vicariously liable for the primary violator’s violation of Section 11 of the Securities Act.

     The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC’s investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC.The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20 of the Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

     Plaintiffs have requested compensatory damages, interest, their costs and expenses incurred in the action including attorneys’ and experts’ fees, and other relief. On October 31, 2001, the defendants filed their motions to dismiss this complaint. An effect of this motion filing is to postpone any discovery in this case until after the court rules on the motions.

     We intend to respond appropriately and in the best interests of Pinnacle to the consolidated action; however, we cannot assure you that we will prevail in such litigation. Securities lawsuits may result in substantial costs, divert management’s attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

     Claims Related to Acquisitions

     We entered into a jointly structured transaction involving Pinnacle’s purchase of approximately 320 communications towers from Corban Communications, Inc. (“Corban”) and their agreement to lease the towers for the purpose of operating a microwave transmission business. In the first transaction, Pinnacle acquired from Corban the stock of QTI, Inc. (“QTI”), which owned approximately 170 such tower facilities, pursuant to a Stock Purchase Agreement dated February 24, 2000 (the “QTI Stock Purchase Agreement”). Pursuant to this agreement, Pinnacle and Corban agreed to enter into a Master Lease Agreement for Corban’s lease of the sites (the “Master Lease Agreement”) acquired by Pinnacle from QTI and those sites to be acquired by Pinnacle from Western Tele-Communications, Inc. (“WTCI”). Notwithstanding the parties’ agreement, the Master Lease Agreement was never executed. Pursuant to an Asset Purchase Agreement dated June 2, 2000, between Pinnacle and WTCI (The “WTCI Asset Purchase Agreement”), Pinnacle acquired 150 tower sites from WTCI with the intent of leasing those sites to Corban per the jointly structured transaction. Although the parties never executed the Master Lease Agreement, Corban has occupied the sites acquired by Pinnacle in both transactions and until the middle of 2001, paid the gross amount of rent due per the QTI Stock Purchase Agreement and WTCI Asset Purchase Agreement. Disputes regarding which party owned the equipment shelters and buildings at the sites and expenses to be paid by the respective parties in operating the sites arose between the parties while finalizing the terms of the Master Lease Agreement. Corban unilaterally started to offset the rents due Pinnacle by certain amounts it had purportedly paid for expenses that were allegedly due by Pinnacle and Pinnacle forwarded to Corban a notice of default for rent due. In November 2001, Corban filed a complaint in the 193rd District Court, Dallas, Texas. Corban is seeking the court’s declaration as to which party is responsible for the expenses it claims to have paid, for injunctive relief preventing Pinnacle from terminating Corban’s occupancy rights at the sites and for damages arising from Pinnacle’s breach in performance under the QTI Stock Purchase Agreement, WTCI Asset Purchase Agreement and the unexecuted Master Lease Agreement. Initially, the parties agreed to defer any action on the injunctive relief because Pinnacle was willing to forego any termination rights in expectation that the parties could reconcile their differences in the amount of rent due and expense offset rights; however, Corban has recently sought that relief arising from continued disputes over access to the equipment shelters and buildings. Pinnacle intends to actively defend the claims asserted by Corban and to seek recovery of the unpaid rent, which totals in excess of $0.5 million.

     We executed a Master Lease Agreement with 210 N. Tucker, LLC (“210 N. Tucker”) at the time of our purchase of a building in St. Louis from 210 N. Tucker (the “210 Master Lease Agreement”). Under the terms of the 210 Master Lease Agreement, 210 N. Tucker promised to pay monthly rent with the amount of rent to be reduced by the amount of rent paid by new tenants after July 1, 2000. In September 2001, we filed a Second Amended Complaint against 210 N. Tucker and Jerome and Judith Glick in the United States District Court for the Eastern District of Missouri. Essentially, we assert three claims in several counts: (1) claims under the 210 Master Lease Agreement for rent due for the period July 1, 2000 until the termination as of October 1, 2001 and for the present value of the remainder of the lease period, (2) a claim for rent that Jerome Glick received from a tenant that should have been paid over to us, and (3) an alternative claim of unjust enrichment on the theory that if the defendants’ position is correct, 210 N. Tucker was unjustly enriched because we did not receive our full value at the time of purchase. The defendants have asserted numerous defenses and deny any liability. The final resolution of these claims cannot be determined at this time but we intend to vigorously assert our claims, which total in excess of $3.6 million.

     Service Provider Agreement

     During 2000, we entered into a tower services agreement with a service provider to provide site audit, site maintenance, and program management services regarding site improvement and capacity upgrades for an initial 204 sites and additional sites that may be added by mutual agreement. The tower services agreement provided for us to purchase a minimum level of tower services at $10.0 million per annum and a penalty payment of 40% of any shortfall in the minimum purchase levels. Based on what we considered to be substandard performance and the service provider’s inability to respond to several of our project requests, we did not fulfill our minimum purchase requirement and terminated the services contract. The service provider made an original claim for $4.1 million. In addition, in November 2001, the service provider obtained a lien on $4.1 million of cash, which effectively restricted our use of such cash. On January 25, 2002, we agreed to pay the service provider $2.0 million for termination of the services contract. The amount was accrued by us as a charge to current operations in the third quarter of fiscal year 2001. As a result, the lien on the $4.1 million was released. In addition, as part of the settlement, the service provider agreed to pay us $2.0 million as full payment of its obligations under a separate master lease agreement with us.

     Others

     We are also from time to time involved in ordinary litigation incidental to the conduct of our business. We believe that none of such pending litigation will have a material adverse effect on our business, financial condition or results of operations.

Item 2.     Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3.     Defaults Upon Senior Securities.

     As part of our plan for recapitalization and restructuring of our debt, described in the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” beginning in the first quarter of 2002 we stopped paying interest payments on all of our Convertible Notes. The following table lists the affected series of debt securities, sets forth the scheduled debt payments that were not made during the first quarter of 2002 and shows the payment arrearage as of May 15, 2002:

Debt Series and
Aggregate Principal	Type and Date	Amount Unpaid	Total Arrearage at
Amount Outstanding	of Defaulted Payment	in First Quarter	May 15, 2002

5.5 % Convertible Subordinate Notes	Interest March 15, 2002	$5,157,625	$5,157,625
Due 2007 ($187.5 million)

Item 4.     Submission of Matters to a Vote of Security Holders.

     Not applicable

Item 5.     Other Information.

     Not applicable

Item 6.     Exhibits and Reports on Form 8-K.

(a)	The Exhibits listed in the “Exhibit Index” are filed as part of this report.

(b)	During the quarter ended March 31, 2002, we filed no Current Reports on Form 8-K with the SEC.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Holdings Inc.

Date: May 13, 2002	By:	/s/ William T. Freeman

William T. Freeman Chief Financial Officer and Secretary

Duly Authorized Officer and Principal Financial Officer.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Pinnacle Holdings Inc. (1)
3.2	Bylaws of Pinnacle Holdings Inc. (1)
10.1	Second Amendment, Reinstatement and Extension of First Amended and Restated Limited Forbearance Agreement dated May 1, 2002.
10.2	Securities Purchase Agreement by and among Pinnacle Holdings Inc., a Delaware corporation and Pinnacle Towers Inc., a Delaware corporation, on the one hand, and Fortress Registered Investment Trust, a Delaware business trust, and Greenhill Partners, L.P., a Delaware limited partnership, and its related partnerships identified on the signature pages of the Purchase Agreement (2)
10.3	Form of Lock-up, Forbearance, and Voting Agreement (2)

(1)	Incorporated by reference to Pinnacle Holdings Inc.’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 1998 (File No. 333-49147).

(2)	Incorporated by reference to Pinnacle Holdings Inc.’s Form 8-K filed with the Securities and Exchange Commission on April 29, 2002 (File No. 000-24773).