Form 10-Q
period 2002-06-30
PINNACLE HOLDINGS INC
filed 2002-08-19
CIK 1058986

                                    FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

                            Telephone: (941) 364-8886


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At August 19, 2002 Registrant had outstanding 48,589,444 shares of $.001 par value common stock.


                                                                                                                    Page
                                                                                                                    ----
PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

              Unaudited Condensed Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002              1

              Unaudited Condensed Consolidated Statements of Operations for the six months ended
                June 30, 2001 and 2002                                                                               2

              Unaudited Condensed Consolidated Statements of Operations for the three months ended
                June 30, 2001 and 2002                                                                               3

              Unaudited Condensed Consolidated Statement of Changes in
                Stockholders' Equity for the six months ended June 30, 2002                                          4

              Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended
                June 30, 2001 and 2002                                                                               5

              Notes to Unaudited Condensed Consolidated Financial Statements                                      6-16

Item 2.       Management's Discussion and Analysis of Financial Condition and
                Results of Operations                                                                            17-45

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                            46

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings                                                                                     48

Item 2.       Not Applicable                                                                                        50

Item 3.       Defaults Under Senior Securities                                                                      50

Item 4.       Not Applicable                                                                                        50

Item 5.       Other Information                                                                                     50

Item 6.       Exhibits and Reports on Form 8-K                                                                      50


SIGNATURES                                                                                                          51

EXHIBIT INDEX                                                                                                       52


PART I. FINANCIAL INFORMATION
Item 1.  FINANCIAL STATEMENTS:


                             PINNACLE HOLDINGS INC.
                             (DEBTOR-IN-POSSESSION)
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS





                                                                                 December 31,          June 30,
                                                                                     2001                2002
                                                                                  -----------         -----------
                                                                                                      (unaudited)
                                                                               (in thousands, except per share data)
                                Assets
Current assets:
   Cash and cash equivalents                                                      $    13,187         $     8,629
   Accounts receivable, net                                                            10,441               9,774
   Prepaid expenses and other current assets                                           11,498              10,858
                                                                                  -----------         -----------
    Total current assets                                                               35,126              29,261

Restricted cash                                                                         7,091                 316
Fixed assets, net                                                                     917,961             870,085
Leasehold interests, net                                                               25,693              13,628
Assets held for sale                                                                   18,982              11,051
Deferred debt issue costs, net                                                         18,113               7,510
Other assets                                                                           11,367              13,449
                                                                                  -----------         -----------
                                                                                  $ 1,034,333         $   945,300
                                                                                  ===========         ===========

                 Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
   Accounts payable                                                               $     4,244         $     2,888
   Accrued expenses                                                                    22,401              18,156
   Deferred revenue                                                                    16,286               8,235
   Liabilities on assets held for sale                                                     --               1,982
   Interest rate swap liability                                                        12,859              10,058
   Current portion of long-term debt                                                  885,471             382,905
   Liabilities subject to compromise (Note 5)                                              --             519,838
                                                                                  -----------         -----------
    Total current liabilities                                                         941,261             944,062

Other liabilities                                                                       9,274               9,014
                                                                                  -----------         -----------
    Total liabilities                                                                 950,535             953,076

Commitments and contingencies (Note 14)                                                    --                  --

Stockholders' equity (deficit):
   Preferred stock, $.001 par value, 5,000,000 shares authorized;
    0 shares issued and outstanding at December 31, 2001 and
    June 30, 2002                                                                          --                  --
   Common Stock, $.001 par value, 100,000,000 shares authorized;
    48,430,593 shares issued and outstanding at
    December 31, 2001 and 48,589,444 outstanding at June 30, 2002                          48                  49
   Additional paid-in capital                                                         773,231             785,681
   Accumulated other comprehensive loss                                                (2,497)             (2,504)
   Accumulated deficit                                                               (686,984)           (791,002)
                                                                                  -----------         -----------
                                                                                       83,798              (7,776)
                                                                                  -----------         -----------
                                                                                  $ 1,034,333         $   945,300
                                                                                  ===========         ===========





The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                             (DEBTOR-IN-POSSESSION)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                           Six Months Ended June 30,
                                                                          ---------------------------
                                                                            2001              2002
                                                                          ---------         ---------
                                                                         (unaudited)       (unaudited)
                                                                     (in thousands, except per share data)

Revenues                                                                  $  97,395         $  90,966

Direct operating expenses, excluding depreciation and amortization           36,515            32,136
                                                                          ---------         ---------
Gross margin, excluding depreciation and amortization                        60,880            58,830
Other expenses:
   Selling, general and administrative                                       24,831            15,537
   State franchise, excise and minimum taxes                                    950             1,029
   Depreciation and amortization                                             64,862            49,862
   Loss on assets held for sale                                              34,563             1,007
   Loss on assets held for use                                                   --            23,867
   Loss/(Gain) on disposal of assets                                          1,862              (454)
   Reorganization cost (Note 6)                                                  --            40,511
                                                                          ---------         ---------
                                                                            127,068           131,359
                                                                          ---------         ---------
Loss from operations                                                        (66,188)          (72,529)
Interest expense, net                                                        29,536            19,588
Amortization of original issue discount and debt issuance costs              14,760            12,953
Foreign currency transaction loss/(gain)                                        248              (134)
Minority interest in net income/(loss) of subsidiary                           (130)                2
                                                                          ---------         ---------
Loss before income tax benefit                                             (110,602)         (104,938)
Deferred tax benefit                                                          1,295               920
                                                                          ---------         ---------
Net loss                                                                  $(109,307)        $(104,018)
                                                                          =========         =========

Basic and diluted net loss per common share                               $   (2.26)        $   (2.14)
Weighted average number of common shares outstanding                         48,431            48,562
                                                                          =========         =========










The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                             (DEBTOR-IN-POSSESSION)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                          Three Months Ended
                                                                                June 30,
                                                                       -------------------------
                                                                         2001             2002
                                                                       --------         --------
                                                                     (unaudited)      (unaudited)
                                                                 (in thousands, except per share data)
Revenues                                                               $ 49,120         $ 44,062
Direct operating expenses                                                18,952           15,520
                                                                       --------         --------
Gross margin                                                             30,168           28,542
Other expenses:
   Selling, general and administrative                                   14,674            7,339
   State franchise, excise and minimum taxes                                472              476
   Depreciation and amortization                                         31,962           24,932
   Loss on assets held for sale                                          34,563              990
   Loss on assets held for use                                               --           21,346
   Loss/(Gain) on disposal of assets                                      2,016             (535)
   Reorganization costs (Note 6)                                             --           36,806
                                                                       --------         --------
                                                                         83,687           91,354
                                                                       --------         --------
Loss from operations                                                    (53,519)         (62,812)
Interest expense, net                                                    11,812           11,014
Amortization of original issue discount and debt issuance costs           7,572            5,016
Foreign currency transaction gain                                          (118)            (142)
Minority interest in net income/(loss) of subsidiary                        (52)               3
                                                                       --------         --------
Loss before income tax benefit                                          (72,733)         (78,703)
Deferred tax benefit                                                        989              101
                                                                       --------         --------
Net loss                                                               $(71,744)        $(78,602)
                                                                       ========         ========

Basic and diluted net loss per common share                            $  (1.48)        $  (1.62)
Weighted average number of common shares outstanding                     48,431           48,589
                                                                       ========         ========







The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                             (DEBTOR-IN-POSSESSION)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY



                                                                              (in thousands)
                                              ------------------------------------------------------------------------------------
                                                                                        Accumulated
                                                     Common Stock          Additional      Other
                                              ------------------------       Paid-in    Comprehensive   Accumulated  Stockholders'
                                                Shares         Amount        Capital    Income (Loss)     Deficit        Equity
                                              ---------      ---------     ----------   -------------   -----------  ------------
Balance at December 31, 2001                     48,431      $      48      $ 773,231     $  (2,497)     $(686,984)     $  83,798
Comprehensive income (loss):
   Net loss                                                                                               (104,018)      (104,018)
   Foreign currency translation loss                                                           (674)                         (674)
   Gains reclassified into earnings
     from other comprehensive income (loss)
     net of applicable income taxes                                                             667                           667
                                                                                                                        ---------
   Total comprehensive loss                                                                                              (104,025)

Conversion of convertible notes                     158              1         12,450                                      12,451
                                              ---------      ---------      ---------     ---------      ---------      ---------
 Balance at June 30, 2002                        48,589      $      49      $ 785,681     $  (2,504)     $(791,002)     $  (7,776)
                                              =========      =========      =========     =========      =========      =========







The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             PINNACLE HOLDINGS INC.
                             (DEBTOR-IN-POSSESSION)
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Six Months Ended
                                                                                                June 30,
                                                                                      ---------------------------
                                                                                        2001               2002
                                                                                      ---------         ---------
                                                                                     (unaudited)       (unaudited)
                                                                                            (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                              $(109,307)        $(104,018)
Adjustments to reconcile net loss to net cash provided
     by operating activities:
        Depreciation and amortization                                                    64,862            49,862
        Amortization of original issue discount and debt issuance costs                  14,760            12,953
        Deferred tax benefit                                                             (1,367)               --
        Reserve for doubtful accounts                                                     1,300             1,441
        Write-off of aborted acquisitions and construction costs                          3,520               118
        (Gain)/Loss on disposal of fixed assets                                           1,862              (454)
        Loss on assets held for use and sale                                             34,561            24,720
        Minority share of net (loss)/income of subsidiary                                  (130)                2
        Change in value of derivative financial instruments                               5,487            (2,134)
        Reorganization items                                                                 --            31,560
        (Increase) decrease in:
           Restricted cash                                                                   --             6,775
           Accounts receivable, gross                                                    (5,834)             (785)
           Prepaid expenses and other current assets                                        257               585
           Other assets                                                                  (2,327)           (1,999)
        Increase (decrease) in:
           Accounts payable                                                                 415            (1,490)
           Accrued expenses                                                               5,463             4,118
           Deferred revenue                                                                 166            (7,979)
           Other liabilities                                                                122              (260)
                                                                                      ---------         ---------
                                                                                        123,117           117,033
                                                                                      ---------         ---------
Net cash provided by operating activities                                                13,810            13,015

CASH FLOWS FROM INVESTING ACTIVITIES:
        Payments made in connection with acquisitions                                   (12,636)             (120)
        Capital expenditures                                                            (20,353)           (6,305)
        Proceeds from the sale of assets                                                     --             1,724
                                                                                      ---------         ---------
Net cash used in investing activities                                                   (32,989)           (4,701)

CASH FLOWS FROM FINANCING ACTIVITIES:
        Borrowings under long-term debt, net                                                330             2,562
        Repayment of long-term debt                                                      (1,313)          (14,903)
        Deferred debt issuance costs                                                     (2,630)               --
        DIP facility issuance costs                                                          --              (540)
        Proceeds from issuance of common stock, net                                          (9)               --
        Minority interest in subsidiary                                                     700                --
                                                                                      ---------         ---------
Net cash used in financing activities                                                    (2,922)          (12,881)

Effect of exchange rate changes on cash                                                     778                 9
                                                                                      ---------         ---------

Net decrease in cash and cash equivalents                                               (21,323)           (4,558)
Cash and cash equivalents, beginning of period                                           44,233            13,187
                                                                                      ---------         ---------
Cash and cash equivalents, end of period                                              $  22,910         $   8,629
                                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest                                                                $  17,969         $  18,139
Non-cash transactions:
     Interest swap liability recorded to other comprehensive income, net              $   3,002         $    (667)
     Issuance of common stock for debt                                                $      --         $  12,450








The accompanying Notes to Unaudited Condensed Consolidated Financial Statements are an integral part of these condensed financial statements.

                             Pinnacle Holdings Inc.
                             (Debtor-in-possession)
         Notes to Unaudited Condensed Consolidated Financial Statements

         As used in this Quarterly Report on Form 10-Q for the period ending June 30, 2002, unless the context otherwise requires, "we," "us," "our," "Company," or "Pinnacle" refers to Pinnacle Holdings Inc. and its consolidated subsidiaries, including Pinnacle Towers Inc., Pinnacle Towers III Inc. ("PT III"), Pinnacle Towers IV Inc. ("PT IV"), Pinnacle Towers V Inc. ("PT V"), and Pinnacle Towers, Ltd.

         1. DEBT RESTRUCTURING

         On May 21, 2002 (the "Petition Date"), Pinnacle and certain of its wholly owned subsidiaries, Pinnacle Towers Inc., PT III and
Pinnacle San Antonio LLC (collectively, the "Debtors") filed petitions for relief (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since the Petition Date, we have continued to operate our businesses as debtors-in-possession under the Bankruptcy Code.

         On July 30, 2002, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the joint "pre-negotiated" reorganization plan (the "Plan"). It was contemplated that the Plan would be funded by two new sources of capital: (1) an equity investment of up to approximately $205.0 million by Fortress Investment Group ("Fortress") and Greenhill Capital Partners ("Greenhill," and together with Fortress, the "Investors") pursuant to the terms of the Securities Purchase Agreement (the "Stock Purcahse Agreement") entered into as of April 25, 2002, and (2) an approximately $340.0 million new credit facility. As previously disclosed, the Investors have been pursuing such new credit facility pursuant to a Commitment Letter dated April 25, 2002, from Deutsche Bank Securities Inc. and Bank of America, N. A. issued to the Investors (the "Commitment Letter").

         As previously announced, since the Bankruptcy Court entered the Confirmation Order confirming the Plan, we have been informed by the Investors that the Investors believe that, based on current market conditions, particularly as they relate to extensions of senior credit to companies associated with the telecommunications industry, the new credit facility contemplated by the Commitment Letter is unlikely to be able to be consummated on terms commercially acceptable to the Investors. We understand from the Investors that they are continuing to pursue financing to consummate the transaction contemplated by the Stock Purchase Agreement.

         On August 8, 2002, the administrative agent for the lenders under our senior credit facility that was outstanding prior to the filing for Chapter 11 reorganization (loans under such senior credit facility continue to remain outstanding) filed a motion with the Bankruptcy Court for reconsideration of the Confirmation Order. The motion asserts that without the new credit facility that was to be provided pursuant to the Commitment Letter, the Plan cannot be consummated. Pending the Bankruptcy Court's ruling on such motion (a hearing on which has been set for September 18, 2002), the primary effect of the motion is to preserve the status quo and prevent the Confirmation Order from becoming final and nonappealable prior to the Bankruptcy Court ruling on such motion. We have not yet responded to such motion, and are currently considering our options in light of the events described herein that have occurred since the Bankruptcy Court entered the Confirmation Order.

         In light of the events described above, we continue to monitor relevant developments and evaluate our rights and obligations under the Stock Purchase Agreement consistent with our obligations to the various constituencies of Pinnacle and its subsidiaries. A condition precedent to the consummation of the transactions contemplated by the Stock Purchase Agreement is the receipt of financing on terms not materially different from those set forth in the Commitment Letter. There can be no assurance that financing will be available to satisfy such financing condition. If the closing contemplated by the Stock Purchase Agreement is not consummated on or before August 20, 2002, votes in favor of the Plan could be withdrawn, which could result in the need to re-solicit votes on the Plan. If certain of the terms of any alternative credit facility were to vary materially from those contemplated by the Commitment Letter, we might need to re-solicit votes in favor of the Plan, amend the Plan or seek an alternative to the Plan which could result in our constituencies receiving different or less consideration than that contemplated by the current Plan.

         Under the terms of the Stock Purchase Agreement, Pinnacle Holdings will be merged into a newly formed Delaware corporation formed by the Investors ("New Pinacle"). Fortress will purchase up to 13,735,000 shares of common stock of New Pinnacle (the "Fortress Shares") and Greenhill will purchase up to 6,765,000 shares of common stock of New Pinnacle (the "Greenhill Shares" and together with the Fortress Shares, the "Investor Shares"). The Stock Purchase Agreement provides for the cancellation of our 10% Senior Notes due 2008 (the "Senior Notes") in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holders' election, a combination of cash and up to 49.9% of New Pinnacle's outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes.

         The Stock Purchase Agreement also provides for the cancellation of our 5.5% Convertible Notes due 2007 (the "Convertible Notes") in exchange for up to $0.5 million in cash and five-year warrants to purchase up to approximately 205,000 shares of New Pinnacles common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle's equity capitalization, if the Convertible Note holders agree to give certain releases. The Stock Purchase Agreement further provides for cancellation of the outstanding shares of Pinnacle common stock. Former stockholders and plaintiffs in a stockholder class action shall receive five-year warrants to purchase up to 102,500 shares of New Pinnacle common stock (representing approximately 0.5% of New Pinnacle's equity capitalization) at approximately two times the price of the Investor Shares. This amount can be doubled to 205,000 shares, representing approximately 1.0% of New Pinnacle's capitalization, if the stockholders agree to give certain releases.

         We have received approval from the Bankruptcy Court to pay or otherwise honor in the ordinary course of business certain of our pre-petition obligations, including pre-petition wages up to a set level, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court has also given us approval to pay our trade creditors who continue to provide us with goods and services on customary and otherwise acceptable terms in full during the pendency of the Bankruptcy Case, as well as up to $10,000 per vendor of pre-petition claims. To date, substantially all of our trade creditors have been providing acceptable trade terms to us, and we have been paying them in the ordinary course of business. Certain pre-petition liabilities are classified in the unaudited condensed consolidated balance sheet as liabilities subject to compromise (see Note 5).

         2. BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements reflect the financial position, results of operations and cash flows of Pinnacle Holdings Inc. as debtor-in-possession and its wholly owned subsidiaries including Pinnacle Towers Inc. as debtor-in-possession, Pinnacle Towers Canada Inc., Coverage Plus Antenna Systems, Inc., PT III as debtor-in-possession, PT IV, PT V and Tower Systems, Inc. Pinnacle Towers Inc. has established a 91% interest in Pinnacle Towers Ltd., a United Kingdom ("U.K.") subsidiary. This investment is currently being held for sale and consequently the assets and liabilities are presented as held for sale on our June 30, 2002 balance sheet.

         As a result of our recurring losses, the Bankruptcy Case and circumstances relating to this event, including our debt structure and current economic conditions surrounding the telecommunication industry, we believe the realization of assets and liquidation of liabilities are subject to significant uncertainty. These matters among others, raise substantial doubt about our ability to continue as a going concern. Continuation of our business after the approval of a plan of reorganization by the Bankruptcy Court is dependent on our ability to achieve successful future operations. See discussion above related to the July 30, 2002 confirmation of our plan of reorganization and subsequent events.

         Results of operations for any interim period are not necessarily indicative of results of any other periods or for the year. The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States for interim financial statements and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments and other adjustments resulting from our status as debtor-in-possession), considered necessary for the fair presentation have been included. Certain amounts from prior years have been reclassified for consistency with current presentation. These reclassifications were not material to the condensed consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with Pinnacle's consolidated financial statements and notes thereto included in Pinnacle's Annual Report on Form 10-K for the year ended December 31, 2001.

         In connection with the Bankruptcy Case, we are required to report in accordance with Statement of Position 90-7, "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" ("SOP 90-7"). SOP 90-7 provides guidance for financial reporting by entities that have filed petitions with the Bankruptcy Court and expect to reorganize under Chapter 11 of the Bankruptcy Code. Under SOP 90-7, the financial statements of an entity in a Chapter 11 reorganization proceeding should distinguish transactions and events that are directly associated with the reorganization from those of the operations of the ongoing business as it evolves. Accordingly, SOP 90-7 requires the following financial reporting or accounting treatments in respect to each of the financial statements:

         Balance sheet

         The balance sheet separately classifies liabilities as (i) those subject to compromise (generally unsecured and undersecured claims) and (ii) those not subject to compromise (including fully secured claims). Pre-petition liabilities subject to compromise are reported on the basis of the expected amount of such allowed claims, as opposed to the amounts for which those allowed claims may be settled. Accordingly, we accelerated the accretion of the original issue discount on our Senior Notes and wrote-off deferred debt issuance costs related to our Senior Notes and Convertible Notes, by recording an expense of approximately $31.9 million during the quarter ended June 30, 2002, which is included as reorganization costs on the unaudited condensed consolidated statement of operations. Under an approved final plan of reorganization, those claims will likely be settled at amounts substantially less than their allowed amounts.

         Statement of operations

         Pursuant to SOP 90-7, revenues and expenses, realized gains and losses, and provisions for losses resulting from the reorganization and restructuring of the business are reported in the statement of operations separately as reorganization items. Professional fees are expensed as incurred. Interest expense is reported only to the extent that it will be paid during the proceeding or that it is probable that it will be an allowed claim. As a result of the Chapter 11 filing, no principal or interest payments will be made on the $325.0 million of Senior Notes or on the $187.5 million of Convertible Notes. We accelerated the accretion of the original issue discount on our Senior Notes and recorded an expense of approximately $23.0 million which was included as reorganization costs on the unaudited condensed consolidated statement of operations. Also, no interest expense on the Convertible Notes has been accrued on or after the Petition Date. Had such amounts been accrued, the interest expense for the second quarter of 2002 would have been approximately $12.1 million, which is $1.1 million in excess of reported amounts. We wrote-off deferred debt costs of $8.9 million associated with the Senior Notes and Convertible Notes, which is included as reorganization costs on the unaudited condensed consolidated statement of operations.

         Statement of cash flows

         Reorganization items are reported separately within the operating, investing and financing categories of the statement of cash flows.

         "Fresh Start" reporting

         As of the effective date of the Plan, we will adopt "fresh start" reporting pursuant to the guidance provided by SOP 90-7. Under "fresh start" reporting, the reorganization value of the entity is allocated to the entity's assets. If any portion of the reorganization value cannot be attributed to specific tangible or identified intangible assets, it will be classified as "reorganization value in excess of book". As a result of adopting "fresh start" reporting upon emerging from Chapter 11 status, the amounts in our consolidated balance sheet could materially change. Our financial statements may not be comparable with those prepared before the Plan is consummated, including the historical financial statements included in this quarterly report.

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

          Revenue recognition

          We recognize revenue from lease arrangements with tenants on our communication sites on a straight-line basis over the life of the related lease agreements in accordance with Statement of Financial Accounting Standard ("SFAS") No. 13, "Accounting for Leases" and FASTB 85-3, "Accounting for Operating Leases with Scheduled Rent Increases." Revenue is recorded in the month in which it is earned.

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

         Reorganization costs

         We have incurred costs related to our recapitalization efforts and the execution of the Stock Purchase Agreement. These nonrecurring costs include the acceleration of the accretion of the original issue discount on our Senior Notes, the write-off of deferred debt issuance costs associated with the Senior Notes and Convertible Notes, additional legal fees, professional consultant fees, and the retention plan costs incurred as part of our reorganization process.


         4. LONG-TERM DEBT

         Senior credit facility

         Our current senior credit facility is with a syndicate of lenders with Bank of America, N.A. as administrative agent. The senior credit facility is secured by a lien on substantially all of our assets and a pledge of substantially all of the capital stock of our subsidiaries. The senior credit facility contains customary covenants such as limitations on our ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to stockholders, and to prepay subordinated debt.

         Since the quarter ended September 30, 2001, we have been out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and restated on May 1, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility. Accordingly, we classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement are as follows: (1) increase the interest rate on our borrowings by 1.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers and its subsidiaries; (4) limit Pinnacle Towers' and its subsidiaries ability to incur additional debt; (5) limit Pinnacle Towers' ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; and (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit.

         The following table summarizes the initial covenant requirements and the amended requirements for the period ended June 30, 2002 and our actual ratios at the respective dates, based on our unaudited financial statements:



Covenant                                           Original Requirement        Amended Requirement      Actual
--------                                           --------------------        -------------------   -------------
Leverage Ratio                                        <=3.50 to 1.00             <=3.50 to 1.00       5.03 to 1.00
Consolidated Leverage Ratio                           <=7.50 to 1.00             <=7.75 to 1.00      11.40 to 1.00
Consolidated Interest Coverage Ratio                  >=2.50 to 1.00             >=2.50 to 1.00       1.22 to 1.00
Pro-Forma Debt Service Coverage Ratio                 >=1.50 to 1.00             >=1.50 to 1.00       1.31 to 1.00
Fixed Charge Coverage Ratio                           >=1.25 to 1.00             >=1.10 to 1.00       0.68 to 1.00


         Prior to the forbearance agreement discussed above, our senior credit facility provided up to $670.0 million of financing of which $386.0 million and $400.5 million was committed and utilized at June 30, 2002, and December 31, 2001, respectively. In connection with our November 16, 2001, forbearance agreement, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

         During the six months ended June 30, 2002, the senior credit facility indebtedness bore interest at our option, at LIBOR plus a margin of 3.75% to 4.0% or the bank's base rate plus a margin of 3.75% to 4.0%. Advances under our senior credit facility, as amended by the forbearance agreement, bear interest payable in monthly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of June 30, 2002, the overall effective interest rate, excluding amortization of discounts and issuance costs, on outstanding borrowings was 5.89%.

         DIP facility

         In connection with the filing of the Bankruptcy Case, on May 21, 2002, the Bankruptcy Court approved, on an interim basis, a debtor-in-possession revolving loan credit facility in the aggregate principal amount up to $15.0 million, with a sublimit of up to $5.0 million for letters of credit (the "DIP Facility"), with Bank of America, N.A. as administrative agent and a syndicate of lenders. Our obligations under the DIP Facility are secured by first priority liens and security interests on all of the pre-petition and post-petition property of Pinnacle Towers Inc. and its domestic subsidiaries, senior to all liens and claims in the Bankruptcy Case other than fees and disbursements of professional services incurred and allowed and payable in the Bankruptcy Case and fees of the United States Trustee and the clerk of the Bankruptcy Court required by law. Our ability to incur financing under the DIP Facility and to use cash collateral are subject to and limited by a monthly budget approved by the post-petition lenders and disclosed to the Bankruptcy Court. As a result of our losses during the quarter ended June 30, 2002, we are not in compliance with certain of the financial covenants included within the DIP Facility. In addition, availability under the DIP Facility is subject to the continued existence of the commitment Letter, which, as we indicated previously, the Investors may bot utilize. No borrowings have been made under the DIP Facility. While we currently believe we have sufficient liquidity to fund operational needs in the near term, we are evaluating what actions we may take in light of our noncompliance with certain DIP Facility covenants and the Commitment Letter condition. As a result of these events, we may not have access to the DIP Facility should we need it. The lack of such access could adversely effect our operations and the success of our Plan.

         Interest rate swap

         As a condition of our senior credit facility, we are required to enter into and maintain interest rate hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. We enter into interest rate swap agreements to manage the interest rate risk associated with certain of our variable rate debt. The swap agreement effectively converts $260.0 million through December 31, 2002 and $130.0 million at the banks option during calendar 2003 of the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement. We are exposed to credit losses in the event of non-performance by counter-parties on these agreements, the risks of which we do not believe are significant.

         Prior to our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the interest rate swap agreement qualified for hedge accounting treatment. As such, and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at the option of the counterparty. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three months ending June 30, 2002 and June 30, 2001 relating to the interest rate swap amounted to $3.7 million and $(0.7) million, respectively, and is recorded as additional interest expense. For the three months ended June 30, 2002, approximately $3.4 million represents a decrease in the fair value of the interest rate swap agreement since March 31, 2002, and approximately $0.3 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the three months ended June 30, 2001, approximately $1.2 million represents an increase in the fair value of the interest rate swap agreement since March 1, 2001, and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

         The earnings impact recorded during the six months ending June 30, 2002 and June 30, 2001 relating to the interest rate swap amounted to $3.5 million and $4.8 million, respectively, and is recorded as additional interest expense. For the six months ended June 30, 2002, approximately $2.8 million represents a decrease in the fair value of the interest rate swap agreement since December, 31, 2001, and approximately $0.7 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the six months ended June 30, 2001, approximately $3.8 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001 and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

         Other indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of June 30, 2002, we had approximately $18.8 million of seller notes outstanding, bearing interest at rates ranging from 8.0% to 13.0% per annum. These amounts are supported by letters of credit issued by our agent bank.

         5. LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise refer to liabilities incurred prior to the filing of a petition for protection under the Bankruptcy Code, except those claims that will not be impaired. These liabilities subject to compromise represent our best estimate of known or potential claims to be resolved in connection with the Chapter 11 filing. Such claims may be subject to future adjustment depending on Bankruptcy Court action, further developments with respect to disputed claims, or other events. The principal categories of claims classified as liabilities subject to compromise consist of the following at June 30, 2002:

                                           (in thousands)
                                           --------------
Accrued interest                              $  7,288
10% Senior Notes due 2008                      325,000
5.5% Convertible Notes due 2007                187,550
                                              --------

                                              $519,838
                                              ========

         Under the Bankruptcy Code, we may elect to assume or reject real estate leases, employment contracts, personal property leases, service contracts and other pre-petition executory contracts, subject to Bankruptcy Court approval. We are presently in the process of either renegotiating or rejecting certain land leases and managed site agreements. This process consists of evaluating site profitability, strategic fit and future returns in consideration of our core strategic goals. Those land leases and site management agreements that do not correspond with our strategic plans will be rejected during the course of the bankruptcy proceedings. As of June 30, 2002 no land leases or managed site agreements have been rejected.

         We have received approval from the Bankruptcy Court to pay or otherwise honor in the ordinary course of business certain of our pre-petition obligations, including pre-petition wages up to a set level, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court has also given us approval to pay our trade creditors who continue to provide us with goods and services on customary and otherwise acceptable terms in full during the pendency of the Bankruptcy Case, as well as up to $10,000 per vendor of pre-petition claims. To date, substantially all of our trade creditors have been providing acceptable trade terms to us, and we have been paying them in the ordinary course of business.

         6. REORGANIZATION ITEMS

         Reorganization expenses are comprised of items that were realized or incurred by us as a result of our decision to reorganize under Chapter 11 of the Bankruptcy Code. Such items for the three and six months ended June 30, 2002 consist of the following:

                                                     (in thousands)
                                               ----------------------------
                                               Three Months      Six Months
                                                  Ended            Ended
                                               ------------      ----------
Accelerated accretion of original issue
 discount and debt issuance costs              $  31,987         $  31,987
Professional fees                                  3,641             6,866
DIP facility issuance costs                          540               540
Retention plan costs                                 480               960
Printing and distribution                            158               158
                                               ---------         ---------

                                               $  36,806         $  40,511
                                               =========         =========

         7. ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS

         We adopted the new rules under SFAS No. 141, "Business Combinations," and No. 142,

"Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary.

         We adopted the new rules under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," effective January 1, 2002. The new rules on asset impairment supercede SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         As a result of our adoption of the new rules, our June 30, 2002 balance sheet includes classification of assets held for sale separate from liabilities held for sale. As a condition of our recently executed Stock Purchase Agreement, certain parcels of land previously held for sale have been reclassified as held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

         On September 30, 2001 we evaluated our entire asset portfolio for impairment in accordance with the provisions of SFAS No. 121, the existing standard at that time. In accordance with the adoption of SFAS No. 144, we are still required to evaluate our assets for impairment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to the pending sale of a non-core asset, we recorded a $2.5 million asset impairment loss in the first quarter of 2002, as a result of the execution of a letter of intent to sell this specific property, that we ultimately sold on July 18, 2002. We recorded a $21.3 million asset impairment loss in the second quarter of 2002, as a result of the impairment of our 320 microwave tower communication sites.

         8. NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to required certain modifications to capital leases to be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

         9. COMPREHENSIVE LOSS

         Total comprehensive loss for the three months ended June 30, 2002, was ($78.6) million, composed of a net loss of ($78.6) million, a foreign currency translation loss of approximately ($0.3) million and approximately $0.3 million in gains reclassified into earnings from other comprehensive loss. Total comprehensive loss was ($71.5) million for the three months ended June 30, 2001 composed of a net loss of ($71.7) million, a foreign currency translation loss of approximately ($0.2) million and approximately $0.5 million in gains reclassified into earnings from other comprehensive loss.

         For the six months ended June 30, 2002, total comprehensive loss was ($104.0) million, composed of a net loss of ($104.0) million, a foreign currency translation loss of approximately ($0.7) million and approximately $0.7 million in gains reclassified into earnings from other comprehensive loss. Total comprehensive loss for the six months ended June 30, 2001, was ($111.5) million, comprising net loss of ($109.3) million, cumulative effect of change in accounting for derivative financial instruments net of taxes of ($4.0) million, offset by a net reduction for foreign currency translation gain of approximately $0.8 million and approximately $1.0 million in losses reclassified into earnings from other comprehensive loss.

         10. ACQUISITIONS

         Historically we actively acquired communications sites and related real estate assets. However, due to our inability to secure additional financing and our current debtor-in-possession status in accordance with Chapter 11 restructuring, we have not actively pursued tower acquisitions since the fourth quarter of 2000 and during the six months ended June 30, 2002, we completed no material acquisitions.

         During the year ended December 31, 2001, we completed nine acquisitions of communications sites and related assets for an aggregate purchase price of $0.8 million. We incurred an additional $6.2 million of costs associated with post transaction expenditures consisting of contingent purchase price payments of $5.5 million and additional acquisition costs of $0.7 million.

         We account for our acquisitions using the purchase method of accounting. The results of operations of the acquired assets are included from the dates of the respective acquisitions. Since there were no significant acquisitions in 2001 or the current quarter, the pro forma results of operations calculated to reflect purchase accounting and pro forma adjustments as if the transactions occurred as of January 1, 2001, do not differ materially from the unaudited condensed consolidated financial statements presented in this report.

         11. ASSETS HELD FOR SALE

         Colocation facilities

         On June 7, 2001, we adopted a plan to dispose of certain non-core assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. Of the original five colocation properties held for sale, three were sold in 2001 and the Harlingen, Texas facility was sold on March 15, 2002, which leaves the San Antonio, Texas facility as the only remaining colocation asset held for sale at June 30, 2002.

         The historical carrying value of the San Antonio property, which was acquired on October 13, 2000, prior to any write-down was approximately $8.7 million. During the year ended December 31, 2001, we recognized an asset impairment loss of approximately $3.8 million, which is included in operating expenses in loss on assets held for sale for the year then ended. During the six months ended June 30, 2002 we recorded an additional $0.9 million asset impairment loss as a result of a revised purchase and sale agreement. The execution of this adjusted purchase and sale agreement is dependent on the final resolution of certain environmental studies. We believe we will complete this sale during the second half of 2002. Depreciation expense has not been recognized since the date the colocation asset was classified as held for sale.

         For the three months ended June 30, 2002, exclusive of the asset impairment loss, the San Antonio colocation facility had net operating income of $0.2 million. For the three months ended June 30, 2002, the property produced revenues of $0.3 million and had operating expenses of $0.1 million. Exclusive of the asset impairment loss, net operating income for the six months ended June 30, 2002 was $0.4 million. For the six months ended June 30, 2002, the property produced revenues of $0.7 million and had operating expenses of $0.3 million.

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

         As a condition of the Stock Purchase Agreement, these land parcels can no longer be sold. They have therefore been reclassified into assets held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

         Investment in Pinnacle Towers Ltd.

         On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of June 30, 2002, prior to any asset impairment loss, was approximately $9.0 million. During the year ended December 31, 2001, we recognized an asset impairment loss of approximately $4.0 million, which was included in operating expenses in loss on assets held for sale for the year then ended. During the six months ended June 30, 2002, no additional substantive asset impairment loss was taken. We estimated the fair market value less costs to sell based upon a proposal, which has subsequently expired, from an interested third party. This estimate continues to be our best estimate of the fair value of these assets. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

         For the three months ended June 30, 2002, the investment produced revenues of $0.2 million and had operating expenses of $0.1 million. The investment produced revenues of $0.4 million and had operating expenses of $0.3 million for the six months ended June 30, 2002.

         12. IMPAIRMENT ON ASSETS HELD FOR USE

         SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We have been actively involved in litigation with the major customer for our 320 microwave tower communication sites since last year. Earlier this year, this customer suspended rent payments for these sites. During the second quarter, we filed various eviction actions at the state court level as well as an adversarial proceeding in the Bankruptcy Court, each in an effort to remedy the customer's failure to pay rent. As a result of this ongoing dispute and the customer's nonpayment, coupled with uncertainty surrounding the customer's ability to pay, we ceased recognizing rental revenue on an accrual basis beginning in the second quarter. Since this customer is the primary customer for our microwave communication sites, we recorded an asset impairment charge on assets held for use totaling $21.3 million in the second quarter. In addition, during the first quarter of 2002, we also recorded a $2.5 million asset impairment loss on a non-core property we subsequently sold on July 18, 2002.

         13. STOCKHOLDERS' EQUITY

         On January 22, 2002, $12.5 million of Convertible Notes were redeemed for 158,851 shares of Pinnacle's common stock at the stated conversion price per share of $78.375, reducing our outstanding obligation under the Convertible Notes to $187.5 million at June 30, 2002, which is classified as liabilities subject to compromise in the condensed consolidated balance sheet.

         14. COMMITMENTS AND CONTINGENCIES

          We have entered into a memorandum of understanding to settle the consolidated securities class action lawsuit that is currently pending against Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants,

PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering. The litigation related to alleged misrepresentations contained in a prospectus for Pinnacle's January 18, 2000 secondary stock offering and alleged misleading statements contained in press releases and other filings with the SEC relating to certain of Pinnacle's financial statements, the acquisition of approximately 1,858 communications sites from Motorola, Inc., Pinnacle's relationship with its former accountants and other matters. The settlement, which has been agreed to by all of the parties to the litigation, provides that the claims against Pinnacle and its current and former officers and directors will be dismissed. In agreeing to the proposed settlement, Pinnacle and its current and former officers and directors specifically deny any wrongdoing.

         The settlement provides for a cash payment of approximately $8.2 million, all of which will be paid directly by Pinnacle's insurance. Of the $8.2 million payment, $4.1 million shall be deemed to have been made on behalf of Pinnacle, and $4.1 million shall be deemed to have been made on behalf of the individual defendants. In addition, the settlement provides for additional cash payments of approximately $2.6 million by PricewaterhouseCoopers and $200,000 by the underwriter defendants. The settlement is subject to certain customary conditions, including preliminary and final approval by the Bankruptcy Court, the U.S. federal district court in which the action is pending and notice to the class. Once the courts give preliminary approval to this settlement, formal notices with the details of the settlement will be sent to the purported class members who purchased Pinnacle common stock during the period of June 29, 1999 to August 14, 2001.

         In January 2002, we became aware that four U.K. entities, in which we have owned since 2000 a direct or indirect equity interest, each failed to file a timely election with the Internal Revenue Services to be treated for U.S. tax purposes as a pass-through entity rather than as a corporation, which is the default classification in the absence of a timely election. An application was filed with the Internal Revenue Service for an extension of time to file such election retroactive to 2000, and such application was approved by the IRS on July 30, 2002. However, in accordance with such IRS approval, an election to be classified as a partnership or disregarded entity must be timely filed with the IRS by each such entity no later than 60 days after July 30, 2002. We intend to cause such election to be duly and timely filed by each such entity. However, if we fail to do so then the equity interests which we own, directly or indirectly, in such U.K. entities will constitute the ownership of securities of a corporation in excess of the REIT-qualification limitation described above which could result in the loss of our REIT status for 2000 and up to the four succeeding years. We have not provided for this exposure in our financial statements as we intend to cause such election to be duly and timely filed by each such entity.

         We also recently became aware that we may have failed to make elections on a timely basis in the manner contemplated by Notice 88-19 and the temporary regulations. However, based on informal written guidance which we obtained from the IRS national office on May 16, 2002, we now believe that, pursuant to the temporary regulations, we will be eligible to make such elections retroactively on our federal income tax return for 2001 which is required to be filed on or before September 16, 2002, provided that we have filed certain amended tax returns with the IRS. We intend to file such amended tax returns and intend to make such election on our 2001 federal tax return. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million, however we have not provided for this exposure. To the extent we are required to recognize the "built-in gain" in the year of acquisition, the "built-in gain" would not be subject to Federal income tax upon a sale by us of the assets involved.

         15. SUBSEQUENT PROPERTY SALES

         On July 18, 2002 we sold an office complex we owned in Oldsmar, Florida. The property was sold for gross proceeds of $2.8 million dollars. There was no additional loss incurred at the time of the sale, as the property had previously been considered impaired and written down.

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

OUR FINANCIAL CONDITION

         On May 21, 2002 (the "Petition Date"), Pinnacle and certain of its wholly owned subsidiaries, Pinnacle Towers Inc., Pinnacle Towers III Inc. and Pinnacle San Antonio LLC (collectively, the "Debtors") filed petitions for relief (the "Bankruptcy Case") under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") in the United States Bankruptcy Court for the Southern District of New York (the "Bankruptcy Court"). Since the Petition Date, we have continued to operate our businesses as debtors-in-possession under the Bankruptcy Code.

         On July 30, 2002, the Bankruptcy Court entered an order (the "Confirmation Order") confirming the joint "pre-negotiated" reorganization plan (the "Plan"). It was contemplated that the Plan would be funded by two new sources of capital: (1) an equity investment of up to approximately $205.0 million by Fortress Investment Group ("Fortress") and Greenhill Capital Partners ("Greenhill," and together with Fortress, the "Investors") pursuant to the terms of the Securities Purchase Agreement (the "Stock Purchase Agreement") entered into as of April 25, 2002, and (2) an approximately $340.0 million new credit facility. As previously disclosed, the Investors have been pursuing such new credit facility pursuant to a Commitment Letter dated April 25, 2002, from Deutsche Bank Securities Inc. and Bank of America, N. A. issued to the Investors (the "Commitment Letter").

         As previously announced, since the Bankruptcy Court entered the Confirmation Order confirming the Plan, we have been informed by the Investors that the Investors believe that, based on current market conditions, particularly as they relate to extensions of senior credit to companies associated with the telecommunications industry, the new credit facility contemplated by the Commitment Letter is unlikely to be able to be consummated on terms commercially acceptable to the Investors. We understand from the Investors that they are continuing to pursue financing to consummate the transaction contemplated by the Stock Purchase Agreement.

         On August 8, 2002, the administrative agent for the lenders under our senior credit facility that was outstanding prior to the filing for Chapter 11 reorganization (loans under such senior credit facility continue to remain outstanding) filed a motion with the Bankruptcy Court for reconsideration of the Confirmation Order. The motion asserts that without the new credit facility that was to be provided pursuant to the Commitment Letter, the Plan cannot be consummated. Pending the Bankruptcy Court's ruling on such motion (a hearing on which has been set for September 18, 2002), the primary effect of the motion is to preserve the status quo and prevent the Confirmation Order from becoming final and nonappealable prior to the Bankruptcy Court ruling on such motion. We have not yet responded to such motion, and are currently considering our options in light of the events described herein that have occurred since the Bankruptcy Court entered the Confirmation Order.

         In light of the events described above, we continue to monitor relevant developments and evaluate our rights and obligations under the Stock Purchase Agreement consistent with our obligations to the various constituencies of Pinnacle and its subsidiaries. A condition precedent to the consummation of the transactions contemplated by the Stock Purchase Agreement is the receipt of financing on terms not materially different from those set forth in the Commitment Letter. There can be no assurance that financing will be available to satisfy such financing condition. If the closing contemplated by the Stock Purchase Agreement is not consummated on or before August 20, 2002, votes in favor of the Plan could be withdrawn, which could result in the need to re-solicit votes on the Plan. If certain of the terms of any alternative credit facility were to vary materially from those contemplated by the Commitment Letter, we might need to re-solicit votes in favor of the Plan, amend the Plan or seek an alternative to the Plan which could result in our constituencies receiving different or less consideration than that contemplated by the current Plan.

         Under the terms of the Stock Purchase Agreement, Pinnacle Holdings will be merged into a newly formed Delaware corporation formed by the Investors ("New Pinacle"). Fortress will purchase up to 13,735,000 shares of common stock of New Pinnacle (the "Fortress Shares") and Greenhill will purchase up to 6,765,000 shares of common stock of New Pinnacle (the "Greenhill Shares" and together with the Fortress Shares, the "Investor Shares"). The Stock Purchase Agreement provides for the cancellation of our 10% Senior Notes due 2008 (the "Senior Notes") in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holders' election, a combination of cash and up to 49.9% of New Pinnacle's outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes.

         The Stock Purchase Agreement also provides for the cancellation of our 5.5% Convertible Notes due 2007 (the "Convertible Notes") in exchange for up to $0.5 million in cash and five-year warrants to purchase up to approximately 205,000 shares of New Pinnacles common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle's equity capitalization, if the Convertible Note holders agree to give certain releases. The Stock Purchase Agreement further provides for cancellation of the outstanding shares of Pinnacle common stock. Former stockholders and plaintiffs in a stockholder class action shall receive five-year warrants to purchase up to 102,500 shares of New Pinnacle common stock (representing approximately 0.5% of New Pinnacle's equity capitalization) at approximately two times the price of the Investor Shares. This amount can be doubled to 205,000 shares, representing approximately 1.0% of New Pinnacle's capitalization, if the stockholders agree to give certain releases.

         We have received approval from the Bankruptcy Court to pay or otherwise honor in the ordinary course of business certain of our pre-petition obligations, including pre-petition wages up to a set level, vacation pay, employee benefits and reimbursement of employee business expenses. The Bankruptcy Court has also given us approval to pay our trade creditors who continue to provide us with goods and services on customary and otherwise acceptable terms in full during the pendency of the Bankruptcy Case, as well as up to $10,000 per vendor of pre-petition claims. To date, substantially all of our trade creditors have been providing acceptable trade terms to us, and we have been paying them in the ordinary course of business.

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

          Our objective is to create value by growing cash flow. We believe we can do this by aggressively marketing existing communications sites as well as by selectively constructing new towers. Our prior business strategy was largely based on making acquisitions of existing communications sites in areas we perceived to have high demand for wireless services. As a result of our inability to access additional capital we have ceased our acquisition strategy and curtailed our construction of new towers and have focused on aggressively marketing existing communications sites.

         We market rental space on our communications sites to leverage our fixed costs over a broad base of customers. Our customers are generally responsible for the installation of their own equipment and, in many cases, the utility costs associated with operating their equipment. In addition, adding customers to an existing communications site does not increase our monitoring or maintenance costs. Accordingly, when customers are added to an existing owned site, there is little additional expense and the additional revenue increases our cash flow margins.

         We believe that opportunities for growth exist by leasing additional space to wireless communication service providers on our existing communications sites. Because the costs of operating a communications site are primarily fixed on owned sites, increasing tower utilization significantly improves tower level operating margins on these sites.

         We were previously an active acquirer of communications sites with an objective of acquiring or constructing clusters of rental communications sites in areas where there is significant existing and expected growth in the demand for rental communications sites by wireless communications providers. The strategy focused on obtaining a significant ownership position of communications site assets in our targeted markets in order to offer "one-stop shopping" to wireless communications providers who are deploying or expanding wireless communications networks. Should we be able to access capital in the future on terms and conditions that are acceptable to us, and should acquisition prices decline to levels we deem acceptable, we could restart our acquisition strategy.

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

         The table below outlines the number of acquisitions and dispositions we have completed and the corresponding wireless communications sites and carrier neutral colocation facilities held as of June 30, 2002. Dispositions include the termination of our rights and obligation on managed and leased sites that generated negative cash flow. These terminations are consistent with our strategy to improve overall profitability on a site by site basis. Non-revenue producing sites are those sites that are not generating revenue; were acquired as part of a larger, more profitable acquisition of sites; and do not have an active tenant. Once a non-revenue producing site begins producing revenue it is reclassified into the appropriate category of revenue producing sites.



                                  Revenue Producing Sites
              ------------------------------------------------------------------     Non-Revenue                  Acquisitions
              Owned         Managed        Leased       CoLocation      Subtotal        Sites          Total        Completed
              -----         -------        ------       ----------      --------     -----------       -----      ------------
 1995            33             --             --             --             33             --             33             13
 1996           123             --             --             --            123             --            123             49
 1997           156             --             --             --            156             --            156             72
 1998           564             --             --             --            564             --            564             82
 1999           881            584            858             --          2,323            722          3,045            130
 2000           704            (19)            78              5            768            434          1,202            226
 2001            44             12           (173)            (2)          (119)          (532)          (651)             9
 2002           (28)           (27)           (37)            (1)           (93)             5            (88)            --
             ------         ------         ------         ------         ------         ------         ------         ------
Total         2,477            550            726              2          3,755            629          4,384            581
             ======         ======         ======         ======         ======         ======         ======         ======



         Owned sites as depicted in the table above are generally those where we own either the land, the tower or both on a tower site, or have a permanent easement on a rooftop. This would contrast to other sites in our portfolio where we have: 1) contractual rights to manage towers or rooftops, either exclusively or non-exclusively; 2) have a non-permanent easement right on a rooftop site; or, 3) lease a space on a tower owned by another tower owner for the purpose of sub-leasing to one of our tenants who needed space on a site in an area where we had no site inventory in existence.

         Because of our financial condition and reductions in new site deployments by telephony customers, we have experienced lower than normal new lease activity with respect to our telephony customers. We expect our telephony customers will continue to expand their networks and that we will continue to add new telephony customers as they continue their systems build-outs. We also look for our new technology customers to grow over time as they find additional capital to fund their business plans. These new technology customers are attracted to most of our communications sites because they deploy at higher elevations and our portfolio of sites generally accommodates these elevations. However, many of our new technology customers have experienced financial difficulties. As of June 30, 2002 approximately 45 of our customers, representing less than 1% of our revenue, have or we believe are in the process of filing for bankruptcy. There can be no assurance that our new technology customers will be able to access additional capital to fund their business plans. In addition there can be no assurance that the rate of new leases we sign with telephony customers will return to a level consistent with our past experience.

         We have also experienced higher than anticipated levels of tenant churn throughout 2001 and during the first six months of 2002. During 2001, primarily in the third and fourth quarters, we experienced significant churn from paging customers with a large portion of this churn coming from paging customers who filed for bankruptcy and rejected certain of our leases during the bankruptcy case proceedings. In addition, during the third quarter of 2001, we experienced churn related to our customers located on the World Trade Center. During the first quarter of 2002, South Carolina Telephone executed a buyout agreement and canceled approximately 90 leases representing an annual revenue run rate of $1.6 million. In addition, during 2002, we have experienced churn from the loss of management rights on managed and leased sites as well as from churn from financially troubled customers.

         Our common stock was previously listed on the NASDAQ national market. We were notified by NASDAQ that we were not in compliance with the minimum listing requirements, and that, unless prior to May 15, 2002, the minimum closing bid price of our common stock was at or above $1.00 for 10-Q consecutive trading days, our common stock would be delisted from the NASDAQ National Market. We did not meet the NASDAQ minimum listing requirements and on May 23, 2002 we received notification from NASDAQ that our stock was delisted. At this time we have no plans to list our common stock for trading on another exchange.

         We have generated net losses since inception and at June 30, 2002, had an accumulated deficit totaling approximately $791.0 million. It is expected that continuing charges relating to depreciation of existing assets and interest expense associated with our debt will be substantial. Accordingly, we expect to continue to generate losses for the foreseeable future.

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

         Prior to the Motorola Antenna Site Acquisition, we did not have a significant number of managed or leased sites in our portfolio. Generally, managed and leased sites have higher operating costs relative to their revenues than do owned towers, primarily as a result of higher rental costs related to revenue sharing with the site owners. In addition, on leased sites we generally have a right to lease only a limited portion of a site, which limits total revenue potential. Higher relative operating costs and limited revenue growth results in substantially lower tower cash flow and Earnings Before Interest, Taxes, Depreciation and Amortization ("EBITDA") margin performance on managed and leased sites. Accordingly, the acquisition of managed and leased sites in the Motorola Antenna Site Acquisition has decreased, and any potential future acquisitions of managed and leased sites will decrease, our site level operating margins.

         Pinnacle Towers Inc. contributed $12.4 million in capital to a United Kingdom ("U.K.") entity, Pinnacle Towers, Ltd., to establish a 91% interest in the entity. Pinnacle Towers Ltd. used the capital to purchase telecommunications sites throughout the U.K. and continental Europe. On September 27, 2001, a decision was made to divest this investment and we have reclassified the assets and liabilities of Pinnacle Towers Ltd. to assets held for sale in our June 30, 2002, unaudited condensed consolidated balance sheet.

RESULTS OF OPERATIONS

         The following table sets forth, for the periods indicated, each statement of operations item as a percentage of revenue. The results of operations are not necessarily indicative of results for any future period. The following data should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included elsewhere herein.



                                                                            Six months ended:             Three months ended:
                                                                     -----------------------------   -----------------------------
                                                                     June 30, 2001   June 30, 2002   June 30, 2001   June 30, 2002
                                                                      (unaudited)     (unaudited)     (unaudited)     (unaudited)
                                                                     -------------   -------------   -------------   -------------
Statement of Operations Data:
Revenue                                                                   100.0%          100.0%          100.0%          100.0%
Direct operating expenses                                                  37.5%           35.3%           38.6%           35.2%
                                                                         ------          ------          ------          ------
Gross margin                                                               62.5%           64.7%           61.4%           64.8%
Other expenses
    General and administrative                                             25.5%           17.1%           29.9%           16.7%
    State franchise, excise and minimum taxes                               1.0%            1.1%            1.0%            1.1%
    Depreciation and amortization                                          66.6%           54.8%           65.1%           56.6%
    Loss on assets held for sale                                           35.5%            1.1%           70.4%            2.2%
    Loss on assets held for use                                             0.0%           26.2%            0.0%           48.4%
    Loss/(gain) on disposal of assets                                       1.9%           (0.5%)           4.1%           (1.2%)
    Reorganization costs                                                    0.0%           44.5%            0.0%           83.5%
                                                                         ------          ------          ------          ------
Loss from operations                                                      (68.0%)         (79.6%)        (109.1%)        (142.5%)
Interest expense, net                                                      30.3%           21.5%           24.0%           25.0%
Amortization of original issue discount and debt issuance costs            15.2%           14.2%           15.4%           11.4%
Foreign currency translation (loss)/gain                                    0.3%           (0.1%)          (0.2%)          (0.3%)
Minority interest in net loss/(gain) of subsidiary                         (0.1%)           0.0%           (0.1%)           0.0%
Income tax benefit                                                         (1.3%)          (1.0%)          (2.0%)          (0.2%)
                                                                         ------          ------          ------          ------
Net loss                                                                 (112.4%)        (114.2%)        (146.2%)        (178.4%)
                                                                         ======          ======          ======          ======


Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

         Revenues decreased by $6.4 million, or 6.6%, to $91.0 million for the six month period ended June 30, 2002, from $97.4 million for the six month period ended June 30, 2001. Major contributors to the year-over-year decline in revenue relate to the loss of the World Trade Center site ($1.0 million impact), the sale of the company's colocation facility sites ($2.5 million impact), the loss of two major management agreements ($0.7 million impact), the impact of switching to a cash basis of revenue recognition for our primary customer on our microwave tower sites ($0.7 million impact), the renegotiation of the master lease agreement with our largest customer ($0.5 million impact) and the net effect of customer churn offset by $1.4 million of revenue recognized in the first quarter of 2002 related to South Carolina Phone's buy out of its remaining leases.

         Direct operating expenses, excluding depreciation and amortization, decreased by $4.4 million or 12.0% to $32.1 million for the six month period ended June 30, 2002, from $36.5 million for the six month period ended June 30, 2001. This decline is due largely to decreases in site management ($1.2 million impact), professional services ($1.0 million impact) and rent and tower level utilities ($2.2 million impact). These reductions are the result of our focus on operational tower efficiencies through the in-sourcing of site maintenance related functions and our continued commitment to contain our operating level costs. In addition, the decline in rent expense and tower level utilities is in part due to our decline in revenue. We also continue to actively assess and dispose of under-performing sites. Direct operating expenses as a percentage of revenue decreased to 35.3% for the six month period ended June 30, 2002, from 37.5% for the six month period ended June 30, 2001.

         Selling, general and administrative expenses decreased for the six month period ended June 30, 2002, to $15.5 million from $24.8 million for the six month period ended June 30, 2001, a decrease of $9.3 million or 37.4%. The decrease is due primarily to, the decline in aborted construction efforts representing construction projects we were forced to abandon in early 2001 due to our inability to access capital markets ($3.4 million impact), a decline in salary and benefits due to a severance accrual in March 2001, a one-time bonus payment in April 2001 and the effects of a workforce reduction in July 2001 ($2.7 million impact), a decline in professional fees and services ($1.3 million impact) and a decline in the use of temporary help ($0.7 million impact). As a percentage of revenue, general and administrative expenses decreased to 17.1% of revenue for the six month period ended June 30, 2002, from 25.5% for the six month period ended June 30, 2001.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, remained unchanged for the six month period ended June 30, 2002, as compared to the six month period ended June 30, 2001 at approximately $1.0 million. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes.

         As a result of our reorganization efforts, we have incurred $40.5 million in nonrecurring costs related to the recapitalization efforts and bankruptcy filing discussed elsewhere herein. These costs include the acceleration of the accretion of the original issue discount on the Senior Notes of $23.0 million and the write-off of deferred debt issuance costs on the Senior Notes and Convertible Notes of $8.9 million. Also, included in these costs are $8.6 million of additional legal fees, consultant fees, the reimbursement of due diligence fees to two parties that performed confirmatory due diligence and retention plan costs.

         Interest expense, net of amortization of original issue discount and interest income, decreased 33.6% to $19.6 million for the six month period ended June 30, 2002, from $29.5 million for the six month period ended June 30, 2001. The decrease of $9.9 million is primarily due to (i) changes in the average interest rate charged for our senior credit facility, which declined from 7.9% at June 30, 2001 to 5.9% at June 30, 2002, resulting in a $5.8 million decline in interest expense, (ii) a $2.4 million decrease in interest on the Convertible Notes due to interest rate penalties related to the late registration of the bonds accruing in 2001 but not in 2002, and as of May 21, 2002 we stopped accruing interest due to our bankruptcy filing and (iii) a $1.3 million decline in interest related to the swap liability.

         Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We have been actively involved in litigation with the major customer for our 320 microwave tower communication sites since last year. Earlier this year, this customer suspended rent payments for these sites. During the second quarter, we filed various eviction actions at the state court level as well as an adversarial proceeding in the Bankruptcy Court, each in an effort to remedy the customer's failure to pay rent. As a result of this ongoing dispute and the customer's nonpayment, coupled with uncertainty surrounding the customer's ability to pay, we ceased recognizing rental revenue on an accrual basis beginning in the second quarter. Since this customer is the primary customer for our microwave communication sites, we recorded an asset impairment charge on assets held for use totaling $21.3 million in the second quarter. In addition, during the first quarter of 2002, we also recorded a $2.5 million asset impairment loss on a non-core property we subsequently sold on July 18, 2002.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

         Revenues decreased by $5.0 million, or 10.3%, to $44.1 million for the three month period ended June 30, 2002, from $49.1 million for the three month period ended June 30, 2001. This decline in revenue is partially the result of the renegotiation of the master lease agreement with our largest customer in June 2002 which now generates approximately $0.5 million less in monthly revenue than the previous master lease as well as the loss of certain revenue producing sites such as the World Trade Center ($0.5 million impact), the sale of four colocation facilities ($1.5 million impact), the impact of switching to a cash basis of revenue recognition for our primary customer on our microwave tower sites ($0.7 million impact), and the loss of two major management agreements ($0.4 million impact).

         Direct operating expenses, excluding depreciation and amortization, decreased by $3.5 million or 18.1% to $15.5 million for the three month period ended June 30, 2002, from $19.0 million for the three month period ended June 30, 2001. This decline in operating expenses is primarily the result of decreases in tower rent expense ($1.5 million impact), professional services ($0.9 million impact), general operating expenses ($0.6 million) and site management ($0.6 million impact) resulting from the in-sourcing of many tower level activities. In addition, the decline in rent expense and general operating expenses is in part due to our declining revenue. Direct operating expenses as a percentage of revenue decreased to 35.2% for the three month period ended June 30, 2002, from 38.6% for the three month period ended June 30, 2001.

         Selling, general and administrative expenses decreased by approximately 50.0% for the three month period ended June 30, 2002, to $7.3 million from $14.7 million for the three month period ended June 30, 2001. The decrease of $7.3 million is due in part to a reduction in salaries and benefits due to the effects of a workforce reduction and a one-time bonus in April 2001 ($1.1 million impact) a reduction in aborted construction costs written-off in 2001 representing construction projects we were forced to abandon in early 2001 due to our inability to access additional capital ($3.2 million impact), and a reduction in professional fees and services ($2.0 million impact). As a percentage of revenue, general and administrative expenses decreased to 16.7% of revenue for the three month period ended June 30, 2002, from 29.9% for the three month period ended June 30, 2001.

         State franchise, excise and minimum taxes, which represent taxes assessed in connection with our operations in various state jurisdictions, remained unchanged for the three month period ended June 30, 2002, as compared to the three month period ended June 30, 2001 at $.5 million. Such taxes are calculated using various methods such as a portion of our property within a given state, our capital structure or based upon a minimum tax in lieu of income taxes.

         As a result of our reorganization efforts, we have incurred $36.8 million in nonrecurring charges related to the recapitalization efforts discussed elsewhere herein. These costs include the acceleration of the accretion of the original issue discount on the Senior Notes of $23.0 million and the write-off of deferred debt issuance costs on the Senior Notes and Convertible Notes of $8.9 million.

Also, included in these costs are $4.9 million of additional legal fees, consultant fees, DIP facility financing fees and retention plan costs.

         Interest expense, net of amortization of original issue discount and interest income, decreased 6.8% to $11.0 million for the three month period ended June 30, 2002, from $11.8 million for the three month period ended June 30, 2001. The decrease of $0.8 million is primarily due to (i) changes in the average interest rate charged for our senior credit facility,, which declined from 7.9% at June 30, 2001 to 5.9% at June 30, 2002, resulting in a $3.0 million decline in interest expense, (ii) a $1.9 million decrease in interest on the Convertible Notes due to interest rate penalties related to the late registration of the bonds accruing in 2001 but not in 2002, and as of May 21, 2002 we stopped accruing interest due to our bankruptcy filing, (iii) a $0.2 million decline in seller note interest and a $0.1 million decline in miscellaneous penalty interest charges, offset by (iv) a $4.4 million increase in interest related to the swap liability.

         SFAS No. 144, "Accounting For The Impairment or Disposal of Long-Lived Assets", requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. We have been actively involved in litigation with the major customer for our 320 microwave tower communication sites since last year. Earlier this year, this customer suspended rent payments for these sites. During the second quarter, we filed various eviction actions at the state court level as well as an adversarial proceeding in the Bankruptcy Court, each in an effort to remedy the customer's failure to pay rent. As a result of this ongoing dispute and the customer's nonpayment, coupled with uncertainty surrounding the customer's ability to pay, we ceased recognizing rental revenue on an accrual basis beginning in the second quarter. Since this customer is the primary customer for our microwave communication sites, we recorded an asset impairment charge on assets held for use totaling $21.3 million in the second quarter.

LIQUIDITY AND CAPITAL RESOURCES

         Our liquidity needs arise from debt service obligations, working capital needs, capital expenditures, and earn-out payments related to prior acquisitions. We have historically funded our liquidity needs with proceeds from public equity offerings, bank borrowings, debt offerings and cash flow from operations. We have been unable to access additional capital through public equity or debt offerings since August 2000.

         As previously disclosed, on May 21, 2002, Pinnacle and certain of its wholly owned subsidiaries, Pinnacle Towers Inc., PT III and
Pinnacle San Antonio LLC filed petitions for relief under Chapter 11 of the Bankruptcy Code in the United States Bankruptcy Court for the Southern District of New York. Since the Petition Date, we have continued to operate our businesses as debtors-in-possession under the Bankruptcy Code.

         The Bankruptcy Case was commenced in order to implement a financial restructuring of Pinnacle through funding by two new sources of capital: (1) an equity investment of up to $205.0 million by the Investors pursuant to the terms of the Stock Purchase Agreement, and (2) an approximately $340.0 million new credit facility. As previously disclosed, the Investors have been pursuing such new credit facility pursuant to the Commitment Letter.

         Under the terms of the Stock Purchase Agreement, Pinnacle Holdings will be merged into a newly formed Delaware corporation formed by the Investors. Fortress will purchase up to 13,735,000 shares of common stock of New Pinnacle and Greenhill will purchase up to 6,765,000 shares of common stock of New Pinnacle. The Stock Purchase Agreement provides for the cancellation of our Senior Notes in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holders' election, a combination of cash and up to 49.9% of New Pinnacle's outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes.

         The Stock Purchase Agreement also provides for the cancellation of our Convertible Notes in exchange for up to $0.5 million in cash and five-year warrants to purchase up to approximately 205,000 shares of New Pinnacles common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle's equity capitalization, if the Convertible Note holders agree to give certain releases. The Stock Purchase Agreement further provides for cancellation of the outstanding shares of Pinnacle common stock. Former stockholders and plaintiffs in a stockholder class action shall receive five-year warrants to purchase up to 102,500 shares of New Pinnacle common stock (representing approximately 0.5% of New Pinnacle's equity capitalization) at approximately two times the price of the Investor Shares. This amount can be doubled to 205,000 shares, representing approximately 1.0% of New Pinnacle's capitalization, if the stockholders agree to give certain releases.

         On July 30, 2002, the Bankruptcy Court confirmed our plan of reorganization under the Bankruptcy Code. The Plan will not be effective until certain conditions are met including the financing of our new credit facility. Since the Bankruptcy Court entered the Confirmation Order confirming the Plan, we have been informed by the Investors that the Investors believe that, based on current market conditions, particularly as they relate to extensions of senior credit to companies associated with the telecommunications industry, the new credit facility contemplated by the Commitment Letter is unlikely to be able to be consummated on terms commercially acceptable to the Investors. We understand from the Investors that they are continuing to pursue financing to consummate the transaction contemplated by the Stock Purchase Agreement.

         On August 8, 2002, the administrative agent for the lenders under our senior credit facility that was outstanding prior to the filing for Chapter 11 reorganization (loans under such senior credit facility continue to remain outstanding) filed a motion with the Bankruptcy Court for reconsideration of the Confirmation Order. The motion asserts that without the new credit facility that was to be provided pursuant to the Commitment Letter, the Plan cannot be consummated. Pending the Bankruptcy Court's ruling on such motion (a hearing on which has been set for September 18, 2002), the primary effect of the motion is to preserve the status quo and prevent the Confirmation Order from becoming final and nonappealable prior to the Bankruptcy Court ruling on such motion. We have not yet responded to such motion, and are currently considering our options in light of the events described herein that have occurred since the Bankruptcy Court entered the Confirmation Order.

         In light of the events described above, we continue to monitor relevant developments and evaluate our rights and obligations under the Stock Purchase Agreement consistent with our obligations to the various constituencies of Pinnacle and its subsidiaries. A condition precedent to the consummation of the transactions contemplated by the Stock Purchase Agreement is the receipt of financing on terms not materially different from those set forth in the Commitment Letter. There can be no assurance that financing will be available to satisfy such financing condition. If the closing contemplated by the Stock Purchase Agreement is not consummated on or before August 20, 2002, votes in favor of the Plan could be withdrawn, which could result in the need to re-solicit votes on the Plan. If certain of the terms of any alternative credit facility were to vary materially from those contemplated by the Commitment Letter, we might need to re-solicit votes in favor of the Plan, amend the Plan or seek an alternative to the Plan which could result in our constituencies receiving different or less consideration than that contemplated by the current Plan.

         Senior credit facility

         Our current senior credit facility is with a syndicate of lenders with Bank of America, N.A., as administrative agent. The senior credit facility is secured by a lien on substantially all of our assets and a pledge of substantially all of the capital stock of our subsidiaries. The senior credit facility contains customary covenants such as limitations on our ability to incur indebtedness, to incur liens or encumbrances on assets, to make certain investments, to make distributions to stockholders, and to prepay subordinated debt.

         Since the quarter ended September 30, 2001, we have been out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and

February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and restated on May 1, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility. Accordingly, we classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement are as follows: (1) increase the interest rate on our borrowings by 1.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers and its subsidiaries; (4) limit Pinnacle Towers' and its subsidiaries ability to incur additional debt; (5) limit Pinnacle Towers' ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; and (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit.

         Because of the event of default, amounts outstanding under the senior credit facility have been classified as current liabilities in the accompanying unaudited condensed consolidated balance sheets at December 31, 2001 and June 30, 2002.

         The following table summarizes the initial covenant requirements and the amended requirements for the period ended June 30, 2002 and our actual ratios at the respective dates, based on our unaudited financial statements:


Covenant                                           Original Requirement        Amended Requirement      Actual
--------                                           --------------------        -------------------   -------------
Leverage Ratio                                        <=3.50 to 1.00             <=3.50 to 1.00       5.03 to 1.00
Consolidated Leverage Ratio                           <=7.50 to 1.00             <=7.75 to 1.00      11.40 to 1.00
Consolidated Interest Coverage Ratio                  >=2.50 to 1.00             >=2.50 to 1.00       1.22 to 1.00
Pro-Forma Debt Service Coverage Ratio                 >=1.50 to 1.00             >=1.50 to 1.00       1.31 to 1.00
Fixed Charge Coverage Ratio                           >=1.25 to 1.00             >=1.10 to 1.00       0.68 to 1.00


         Prior to the forbearance agreement discussed above, our senior credit facility provided up to $670.0 million of financing of which $386.0 million and $400.5 million was committed and utilized at June 30, 2002, and December 31, 2001, respectively. In connection with our November 16, 2001, forbearance agreement, the commitments under the facility were reduced to the amount of the outstanding borrowings and the outstanding letters of credit.

         During the six months ended June 30, 2002, the senior credit facility indebtedness bore interest at our option, at LIBOR plus a margin of 3.75% to 4.0% or the bank's base rate plus a margin of 3.75% to 4.0%. Advances under our senior credit facility, as amended by the forbearance agreement, bear interest payable in monthly installments. In addition, we are required to pay commitment and customary facility fees on the total amount of commitments. As of June 30, 2002, the overall effective interest rate, excluding amortization of discounts and issuance costs, on outstanding borrowings was 5.89%.

         DIP facility

         In connection with the filing of the Bankruptcy Case, on May 21, 2002, the Bankruptcy Court approved, on an interim basis, a debtor-in-possession revolving loan credit facility in the aggregate principal amount up to $15.0 million, with a sublimit of up to $5.0 million for letters of credit (the "DIP Facility"), with Bank of America, N.A. as administrative agent and a syndicate of lenders. Our obligations under the DIP Facility are secured by first priority liens and security interests on all of the pre-petition and post-petition property of Pinnacle Towers Inc. and its domestic subsidiaries, senior to all liens and claims in the Bankruptcy Case other than fees and disbursements of professional services incurred and allowed and payable in the Bankruptcy Case and fees of the United States Trustee and the clerk of the Bankruptcy Court required by law. Our ability to incur financing under the DIP Facility and to use cash collateral are subject to and limited by a monthly budget approved by the post-petition lenders and disclosed to the Bankruptcy Court. As a result of our losses during the quarter ended June 30, 2002, we are not in compliance with certain of the financial covenants included within the DIP Facility. In addition, availability under the DIP Facility is subject to the continued existence of the Commitment Letter, which, as we indicated previously, the Investors may not utilize. No borrowings have been made under the DIP Facility. While we currently believe we have sufficient liquidity to fund operational needs in the near term, we are evaluating what actions we may take in light of our noncompliance with certain DIP Facility covenants and the Commitment Letter condition. As a result of these events, we may not have access to the DIP Facility should we need it. The lack of such access could adversely effect our operations and the success of our Plan.

         Interest rate swap

         As a condition of our senior credit facility, we are required to enter into and maintain interest rate hedge contracts covering a minimum of 50% of the debt outstanding under the senior credit facility. We enter into interest rate swap agreements to manage the interest rate risk associated with certain of our variable rate debt. The swap agreement effectively converts $260.0 million through December 31, 2002 and $130.0 million at the banks option during calendar 2003 of the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to a fixed rate debt plus the applicable margin under the credit agreement. We are exposed to credit losses in the event of non-performance by counter-parties on these agreements, the risks of which we do not believe are significant.

         Prior to our adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," the interest rate swap agreement qualified for hedge accounting treatment. As such, and in accordance with the transition provisions of SFAS No. 133, we recorded a derivative liability for the fair value of the swap on January 1, 2001, for $4.0 million as a component of other comprehensive income. Upon adoption of SFAS No. 133, the interest rate swap agreement no longer qualified as hedge due to the embedded written option exercisable at the option of the counterparty. Accordingly, the changes in the fair value of this agreement are recorded in earnings immediately. The earnings impact recorded during the three months ending June 30, 2002 and June 30, 2001 relating to the interest rate swap amounted to $3.7 million and $(0.7) million, respectively, and is recorded as additional interest expense. For the three months ended June 30, 2002, approximately $3.4 million represents a decrease in the fair value of the interest rate swap agreement since March 31, 2002, and approximately $0.3 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the three months ended June 30, 2001, approximately $1.2 million represents an increase in the fair value of the interest rate swap agreement since March 1, 2001, and approximately $0.5 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

         The earnings impact recorded during the six months ending June 30, 2002 and June 30, 2001 relating to the interest rate swap amounted to $3.5 million and $4.8 million, respectively, and is recorded as additional interest expense. For the six months ended June 30, 2002, approximately $2.8 million represents a decrease in the fair value of the interest rate swap agreement since December, 31, 2001, and approximately $0.7 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss. For the six months ended June 30, 2001, approximately $3.8 million represents the additional decline in the fair value of the interest rate swap agreement since January 1, 2001 and approximately $1.0 million represents the reversal into current year income of the underlying exposure previously recognized in comprehensive loss.

         Other indebtedness

         We also use seller financing to fund certain of our communications site acquisitions. As of June 30, 2002, we had approximately $18.8 million of seller notes outstanding, bearing interest at rates ranging from 8.0% to 13.0% per annum. These amounts are supported by letters of credit issued by our agent bank.

CAPITAL INVESTMENTS

         Capital investments, including acquisitions and earn-out payments for the six month period ended June 30, 2002, were $6.4 million, compared to $33.0 million in the same period in 2001. A portion of our historical and ongoing capital expenditures relates to expenditures required to maintain our communications sites and generally cannot be curtailed. Due to our Chapter 11 filing and certain capital expenditure restrictions imposed by our DIP Facility we entered into with our DIP lenders, our ability to make additional capital investments for acquisitions, construction and upgrading of towers is limited. Limitations on our ability to upgrade or replace towers could impact our ability to add new customers to certain of our towers, and eventually our ability to retain existing customers on our sites.

         Colocation facilities

         On June 7, 2001, we adopted a plan to dispose of certain non-core assets pursuant to management's decision to dedicate resources to improving the financial results of communications site operations. Of the original five colocation properties held for sale, three were sold in 2001 and the Harlingen, Texas facility was sold on March 15, 2002, which leaves the San Antonio, Texas facility as the only remaining colocation asset held for sale at June 30, 2002.

         The historical carrying value of the San Antonio property, which was acquired on October 13, 2000, prior to any write-down was approximately $8.7 million. During the year ended December 31, 2001, we recognized an asset impairment loss of approximately $3.8 million, which is included in operating expenses in loss on assets held for sale for the year then ended. During the six months ended June 30, 2002 we recorded an additional $0.9 million asset impairment loss as a result of a revised purchase and sale agreement. The execution of this adjusted purchase and sale agreement is dependent on the final resolution of certain environmental studies. We believe we will complete this sale during the second half of 2002. Depreciation expense has not been recognized since the date the colocation asset was classified as held for sale.

         For the three months ended June 30, 2002, exclusive of the asset impairment loss, the San Antonio colocation facility had net operating income of $0.2 million. For the three months ended June 30, 2002, the property produced revenues of $0.3 million and had operating expenses of $0.1 million. Exclusive of the asset impairment loss, net operating income for the six months ended June 30, 2002 was $0.4 million. For the six months ended June 30, 2002, the property produced revenues of $0.7 million and had operating expenses of $0.3 million.

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

         As a condition of the Stock Purchase Agreement, these land parcels can no longer be sold. They have therefore been reclassified into assets held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

         Investment in Pinnacle Towers Ltd.

         On September 27, 2001, we adopted a plan to dispose of our investment in a majority owned subsidiary, Pinnacle Towers Ltd. As a result of the adoption of this plan, our investment in this subsidiary has been deemed assets held for sale.

         The historical carrying value of our $12.4 million investment in Pinnacle Towers Ltd. as of June 30, 2002, prior to any asset impairment loss, was approximately $9.0 million. During the year ended December 31, 2001, we recognized an asset impairment loss of approximately $4.0 million, which was included in operating expenses in loss on assets held for sale for the year then ended. During the six months ended June 30, 2002, no additional substantive asset impairment loss was taken. We estimated the fair market value less costs to sell based upon a proposal, which has subsequently expired, from an interested third party. This estimate continues to be our best estimate of the fair value of these assets. Depreciation expense has not been recognized since the date this investment was classified as held for sale.

         For the three months ended June 30, 2002, the investment produced revenues of $0.2 million and had operating expenses of $0.1 million. The investment produced revenues of $0.4 million and had operating expenses of $0.3 million for the six months ended June 30, 2002.

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

         Reorganization costs

         We have incurred costs related to our recapitalization efforts and the execution of the Stock Purchase Agreement. These nonrecurring costs include the acceleration of the accretion of the original issue discount on our Senior Notes, the write-off of deferred debt issuance costs associated with the Senior Notes and Convertible Notes, additional legal fees, professional consultant fees, and the retention plan costs incurred as part of our reorganization process.

ADOPTION OF NEW ACCOUNTING PRONOUNCEMENT

         We adopted the new rules under SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment testing in accordance with the statements. Other intangible assets will continue to be amortized over their useful lives. We do not have any recorded goodwill or indefinite lived intangible assets. If warranted by future acquisitions, we will comply with the requirements for non-amortization and for periodic impairment tests as deemed necessary.

         We adopted the new rules under SFAS No. 144, "Accounting for the Impairment or Disposal of

Long-Lived Assets," effective January 1, 2002. The new rules on asset impairment supercede SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and provide a single accounting method for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of SFAS No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held for sale.

         As a result of our adoption of the new rules, our June 30, 2002 balance sheet includes classification of assets held for sale separate from liabilities held for sale. As a condition of our recently executed Stock Purchase Agreement, certain parcels of land previously held for sale have been reclassified as held for use in accordance with SFAS No. 144. For reclassification purposes the asset is measured at the lower of the carrying amount of the asset before it was classified as held for sale, adjusted for any depreciation (amortization) expense that would have been recognized had the asset been continuously classified as held and used, or the fair value of the asset at the date of the subsequent decision not to sell. We reclassified $7.9 million, the current estimated fair market value, into assets held for use.

         On September 30, 2001 we evaluated our entire asset portfolio for impairment in accordance with the provisions of SFAS No. 121, the existing standard at that time. In accordance with the adoption of SFAS No. 144, we are still required to evaluate our assets for impairment when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the assets' carrying value. Any impairment loss is measured by comparing the fair value of the asset to its carrying value. Due to the pending sale of a non-core asset, we recorded a $2.5 million asset impairment loss in the first quarter of 2002, as a result of the execution of a letter of intent to sell this specific property, that we ultimately sold on July 18, 2002. We recorded a $21.3 million asset impairment loss in the second quarter of 2002, as a result of the impairment of our 320 microwave tower communication sites.

NEW ACCOUNTING PRONOUNCEMENTS

         In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". For most companies, SFAS No. 145 will require gains and losses on extinguishments of debt to be classified as income or loss from continuing operations rather than as extraordinary items as previously required under SFAS No. 4. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. SFAS No. 145 also amends SFAS No. 13 to required certain modifications to capital leases to be treated as sale-leaseback and modifies the accounting for sub-leases when the original lessee remains a secondary obligor (or guarantor). In addition, the FASB rescinded SFAS No. 44 which addressed the accounting for intangible assets of motor carriers and made numerous technical corrections.

FACTORS THAT MAY AFFECT FUTURE RESULTS

         We operate in a rapidly changing environment that involves a number of risks and uncertainties, some of which are beyond our control. The following discussion highlights some of the risks and uncertainties that may affect our future operating results.

OUR ABILITY TO CONTINUE AS A "GOING CONCERN" MAY BE ADVERSELY AFFECTED BY OUR FAILURE TO IMPLEMENT THE PLAN OF REORGANIZATION APPROVED IN OUR CHAPTER 11 BANKRUPTCY CASE.

         Our consolidated financial statements included elsewhere in this report have been prepared assuming we will continue as a "going concern." Our ability to continue as a "going concern" may be adversely affected by our failure to implement the plan of reorganization approved in our filing of a Chapter 11 case under the Bankruptcy Code, and is dependent upon, among other things, our ability to generate sufficient cash from operations to meet our obligations and our ability to obtain exit financing to implement our bankruptcy plan. If the "going concern" basis was not appropriate for our consolidated financial statements, then significant adjustments would be necessary in the carrying value of assets and liabilities, the revenues and expenses reported, and the balance sheet classifications used.

THERE ARE SIGNIFICANT UNCERTAINTIES RELATING TO BANKRUPTCY PROCEEDINGS.

         Our future results are dependent upon our receipt of additional capital and a successful recapitalization of Pinnacle. As previously discussed, we have petitioned for relief under Chapter 11 of the Bankruptcy Code. We currently anticipate that the investment and recapitalization of our Company will likely be implemented through the confirmation and consummation of the plan of reorganization confirmed by the Bankruptcy Court in the bankruptcy proceedings. Although we currently anticipate emerging from Bankruptcy in the near term, it is still not possible to predict with certainty the length of time we will operate under the protection of Chapter 11, the outcome of the Chapter 11 proceedings in general, or the effect of the proceedings on our business or on the interests of the various creditors and security holders. Numerous circumstances could arise that could affect the timing or our ability to close on the exit financing facility and emerge from bankruptcy. Though a plan of reorganization has been submitted and confirmed by the Bankruptcy Court, our operating results may be adversely affected by the possible reluctance of prospective lenders, customers and suppliers to do business with a company in bankruptcy or that recently emerged from bankruptcy proceedings. Other negative consequences that could arise as a result of the bankruptcy proceedings include, but are not limited to:

         o limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate;

         o the incurrence of significant costs associated with the reorganization;

         o impacts on our relationship with suppliers and customers, including loss of confidence in our ability to fulfill contractual obligations due to financial uncertainty;

         o placing us at a competitive disadvantage compared to our competitors;

         o making us more vulnerable to a continued downturn in our industry or a downturn in the economy in general;

         o        limiting our ability to borrow additional funds; and

         o        employee attrition.

         Upon the commencement of the bankruptcy proceedings, the Bankruptcy Court provided us with authorization to pay all accrued pre-petition salaries, wages and commissions and applicable taxes thereon, as well as medical and other benefits and other payroll related liabilities, on an uninterrupted basis. In addition, we have continued to pay in full and on normal trade terms all of our trade creditors that continue to provide us with goods and services on customary terms and credit. To date, all of our trade creditors have been providing acceptable trade terms to us, and we have been paying them in the ordinary course of business. However, we can provide no assurance that they will continue to provide goods and services on acceptable terms.

THE TERMS OF OUR INDEBTEDNESS IMPOSE SIGNIFICANT RESTRICTIONS ON US.

         Since the quarter ended September 30, 2001, we have been out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and restated on May 1, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility. Accordingly, we classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement are as follows: (1) increase the interest rate on our borrowings by 1.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers and its subsidiaries; (4) limit Pinnacle Towers' and its subsidiaries ability to incur additional debt; (5) limit Pinnacle Towers' ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; and (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit.

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

         Our existing debt obligations also could affect our financial and operational flexibility, as follows:

         o they may impair our ability to obtain additional financing in the future;

         o they will require that a substantial portion of our cash flow from operations and financing activities be dedicated to the payment of interest on debt, which will reduce the funds available for other purposes;

         o they may limit our flexibility in planning for or reacting to changes in market conditions; and

         o they may cause us to be more vulnerable in the event of a further downturn in our business.

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

THE LOSS OF ANY SIGNIFICANT CUSTOMER OR MULTIPLE CUSTOMERS TOTALING A SIGNIFICANT AMOUNT COULD ADVERSELY AFFECT OUR BUSINESS.

         We have certain customers that account for a significant portion of our revenue. As of June 30, 2002, Nextel, Arch Wireless, Cingular Wireless, Verizon, and Sprint represented 10.6%, 10.2%, 4.7%, 4.6% and 3.6%, respectively, of our revenue, on a run rate basis. Since we filed Chapter 11, these and other customers have been hesitant to sign new leases with us. The loss of one or more of these major customers, or a continued reduction in their utilization of our communications site rental space due to their insolvency or inability or unwillingness to pay, could have a material adverse effect on our business, results of operations and financial condition. We also had approximately forty-five customers file for Chapter 11 protection under the Bankruptcy Code and have other customers that are having financial difficulties due to their inability to access additional capital.

OUR SENIOR MANAGEMENT'S ABILITY TO MANAGE OUR DAY-TO-DAY BUSINESS OPERATIONS MAY BE ADVERSELY IMPACTED BY ANY RESTRUCTURING AND ANY RELATED BANKRUPTCY PROCEEDINGS.

         Our senior management may be required to expend a substantial amount of time and effort effecting any restructuring of Pinnacle and any related bankruptcy proceedings, which could have a disruptive impact on management's ability to focus on the day-to-day operation of our business.

OUR COMMON STOCK WAS DELISTED FROM THE NASDAQ NATIONAL MARKET.

         Our common stock was previously listed on the NASDAQ national market. We were notified by NASDAQ that we were not in compliance with the minimum listing requirements, and that, unless prior to May 15, 2002, the minimum closing bid price of our common stock was at or above $1.00 for 10 consecutive trading days, our common stock would be delisted from the NASDAQ National Market. We did not meet the NASDAQ minimum listing requirements and on May 23, 2002 we received notification from NASDAQ that our stock was delisted. At this time we have no plans to list our common stock for trading on another exchange. However, independent brokers may seek to create a market for our common stock in over-the-counter markets such as the OTC Bulletin Board or the Pink Sheets, although we are not currently aware of efforts to do so. We do not currently intend to contact potential market makers regarding the quotation of our common stock in any over-the-counter market. There can be no assurances that our common stock will in fact be quoted in an over-the-counter market, or that any market of our common stock will exist at all. In the event that our common stock is quoted in a non-NASDQ over-the-counter market, sales of our stock would be subject to Rule 15g-9, broker-dealers who sell "penny stocks" to persons who are not established customers or accredited investors must make specified suitability determinations and must receive the purchaser's written consent to the transaction prior to the sale. We strongly encourage anyone contemplating purchasing our securities to proceed cautiously and only after careful review of all relevant publicly available information.

THE CHANGE OF CONTROL PROVISIONS CONTAINED IN THE CONVERTIBLE NOTES, THE SENIOR NOTES AND OUR SENIOR CREDIT FACILITY MAY RESTRICT OUR ABILITY TO ATTRACT ADDITIONAL CAPITAL.

         Upon the occurrence of certain change of control events, holders of the Convertible Notes and the Senior Notes may require us to offer to repurchase all of their notes. Additionally, a "change of control" (as defined in the indentures governing the Convertible Notes and the Senior Notes) is an event of default under our senior credit facility, which would permit the lenders to accelerate the debt, which also would cause an event of default under the indenture governing the Senior Notes. Based on our current market capitalization any significant equity investment in Pinnacle could trigger a change of control. As a result, new equity investors are likely to be unwilling to make an investment in Pinnacle outside of Chapter 11 bankruptcy.

OUR BUSINESS DEPENDS ON DEMAND FOR WIRELESS COMMUNICATIONS.

         Substantially all of our revenue is derived from leases of communications site space. Most of these leases are with wireless communications providers, with approximately 31% being with companies in the paging and wireless data industries. Accordingly, our future growth depends, to a considerable extent, upon the continued growth and increased availability of cellular, personal communications services ("PCS") and other wireless communications services. The paging and wireless data industry in general is currently experiencing financial difficulties. One of our largest customers, Arch Wireless, announced on December 6, 2001, their filing for protection under Chapter 11 of the Bankruptcy Code. In addition, several other smaller paging and data customers have filed for bankruptcy and rejected certain of their site leases with us during the bankruptcy proceedings. We cannot assure you that additional paging and wireless data customers will not do the same. If they do, it could have a material adverse effect on our results of operations.

         We also cannot assure you that the wireless communications industry will not experience severe and prolonged downturns in the future or that the wireless communications industry will expand as quickly as forecasted. The wireless communications industry, which includes paging, cellular, PCS, fixed microwave, specialized mobile radio ("SMR"), enhanced specialized mobile radio ("ESMR") and other wireless communications providers, has undergone significant growth in recent years and remains highly competitive, with service providers in a variety of technologies and two or more providers of the same service (up to seven for PCS) within a geographic market competing for subscribers. The demand for rental space on our communications sites is dependent on a number of factors that are, to a large extent, beyond our control, including the following:

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

IF WE ARE NOT SUCCESSFUL IN RAISING ADDITIONAL CAPITAL, WE MAY HAVE TO DRASTICALLY ALTER OUR BUSINESS PLAN OR LIQUIDATE.

         Historically, our business plan has been materially dependent upon the acquisition of additional communications sites. Due to our current inability to access additional capital and our filing of petition for protection under Chapter 11 of the Bankruptcy Code, we are unable to fund any material amount of acquisitions. We historically have financed our capital expenditures, including acquisitions, and serviced our debt through a combination of borrowings under bank credit facilities, public debt offerings, bridge financing, equity issuances, seller financing and cash flow from operations. We currently have no borrowing capacity under our senior credit facility. In addition, we have effectively been precluded from accessing necessary capital in light of the investigation of us by the SEC, the stigma associated with the restatement of our financial statements and as a result of market conditions, including a significant decline in the stock valuation of tower sector public companies over the last year. As a result of these factors, we have been actively seeking additional capital and considering ways to deleverage our capital structure with the assistance of our advisors. If our recapitalization plan is not implemented or, as a result of these existing market conditions or other factors, we fail or are unable to raise sufficient capital when needed, we may have to drastically alter our business plan so as to conserve cash, or sell all or a portion of our assets, possibly pursuant to liquidation proceedings in bankruptcy court, or both.

WE FACE SUBSTANTIAL BARRIERS TO IMPLEMENTING AN ACQUISITION STRATEGY.

         If we are able to raise additional capital, should we emerge from bankruptcy, and thereafter refocus our business on acquiring additional communications sites, our strategy, consistent with our strategy in the past, will be to acquire additional communications sites at prices we consider reasonable in light of the operating cash flow we believe we will be able to generate from these sites when acquired and our ability to finance such acquisitions. Until last year, the prices of acquisitions within the industry have generally increased over time. Additionally, we compete with certain wireless communications providers, site developers and other independent communications site owners and operators for acquisitions of communications sites, some of which have greater financial and other resources than we have. Increased demand for acquisitions may result in fewer acquisition opportunities for us as well as higher acquisition prices. Our inability to grow by acquisition or to accurately estimate the amount of revenue that will be generated from such acquisitions may affect us adversely. Further, we cannot assure you that we will be able to profitably manage and market the space on additional communications sites acquired or successfully integrate acquired sites with our operations and sales and marketing efforts without substantial costs or delays. Acquisitions involve a number of potential risks, including the potential loss of customers, increased leverage and debt service requirements, and combining disparate company cultures and facilities and operating sites in geographically diverse markets. Accordingly, we cannot assure you that one or more of our past or future acquisitions may not have a material adverse effect on our financial condition and results of operations.

WE HAVE A HISTORY OF OPERATING LOSSES, ANTICIPATE FUTURE LOSSES AND MAY NEVER BE PROFITABLE.

         We have incurred losses from continuing operations in each of the fiscal years since our inception. As a result, for the years ended December 31, 2000 and 2001, and the six months ended June 30, 2002 our earnings were insufficient to cover combined fixed charges and preferred dividends by approximately $44.5 million, $262.8 million and $64.4 million, respectively. We expect that losses from operations will continue over the next several years.

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

THERE ARE CERTAIN RISKS ASSOCIATED WITH THE MOTOROLA ANTENNA SITE ACQUISITION.

         The Motorola Antenna Site Acquisition involved the acquisition of approximately 1,858 communications sites. We have never completed a transaction as large as the Motorola Antenna Site Acquisition. Due to the magnitude, timing, logistical and other constraints of the Motorola Antenna Site Acquisition, we were unable prior to closing the transaction to access, analyze and verify all information needed to (1) ascertain the physical inventory and condition of the assets acquired (including through engineering surveys of the assets); (2) estimate the fair value of the assets acquired and liabilities assumed for purposes of purchase price allocation in our financial statements; (3) identify, evaluate and record the assets acquired and liabilities assumed for purposes of determining the final purchase price; (4) assign certain associated Federal Communications Commission ("FCC") licenses from Motorola or other entities to Pinnacle Towers, and (5) properly evaluate all recorded title and mortgage documents for acquired real estate assets. The total of our Motorola Antenna Site Acquisition pre- and post-closing transaction related due diligence and related efforts cost approximately $19.0 million, approximately $17.3 million of which was incurred post-closing.

         Motorola's representations and warranties in the definitive purchase agreement between Motorola and us (the "Motorola Purchase Agreement") did not survive the closing of the acquisition. Therefore, our ability to obtain compensation from Motorola for defects in title, the need for third party and FCC consents (and the need to make payments to obtain such consents) or other site-related and other unanticipated issues are limited. We may be able to seek redress under certain other provisions of the Motorola Purchase Agreement, including through the purchase price adjustment based on changes in working capital and the covenant requiring Motorola to provide further assurances as needed to convey the acquired assets. While we have substantially completed our post-closing investigation, the future discovery of such issues could have an impact on our operations and liquidity, which impact could be significant.

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

         The plaintiffs allege that Pinnacle, the directors, the underwriters, and Messrs. Day and Wolsey violated Section 11 of the Securities Act, by permitting the publication and dissemination of the prospectus for the January 18, 2000, public offering. The plaintiffs allege that the prospectus contained various misrepresentations concerning, among other things, the value of Pinnacle's towers, our due diligence investigation and financial statements relating to the Motorola Antenna Site Acquisition. The plaintiffs have also alleged that the directors, and Messrs. Day and Wolsey are vicariously liable pursuant to Section 15 of the Securities Act for Pinnacle's alleged violation of
Section 11 of the Securities Act. Section 15 of the Securities Act makes those persons who control a "primary violator" vicariously liable for the primary violator's violation of Section 11 of the Securities Act.

         The plaintiffs further allege that Pinnacle, Messrs. Day, Card and Wolsey, and the other named defendants violated Section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 promulgated thereunder, by making various allegedly misleading statements relating to certain of our financial statements, the Motorola Antenna Site Acquisition, the nature of the SEC's investigation concerning our accounting practices and our relationship with our former accountants, and other matters, in various press releases and filings with the SEC. The plaintiffs have also alleged that Messrs. Day, Card and Wolsey violated Section 20 of the Exchange Act, which imposes vicarious liability on those persons who control a primary violator of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder.

         We have entered into a memorandum of understanding to settle the consolidated securities class action lawsuit. The settlement, which has been agreed to by all of the parties to the litigation, provides that the claims against Pinnacle and its current and former officers and directors will be dismissed. In agreeing to the proposed settlement, Pinnacle and its current and former officers and directors specifically deny any wrongdoing.

         The settlement provides for a cash payment of approximately $8.2 million, all of which will be paid directly by Pinnacle's insurance. Of the $8.2 million payment, $4.1 million shall be deemed to have been made on behalf of Pinnacle, and $4.1 million shall be deemed to have been made on behalf of the individual defendants. In addition, the settlement provides for additional cash payments of approximately $2.6 million by PricewaterhouseCoopers and $200,000 by the underwriter defendants. The settlement is subject to certain customary conditions, including preliminary and final approval by the Bankruptcy Court, the U.S. federal district court in which the action is pending and notice to the class. Once the courts give preliminary approval to this settlement, formal notices with the details of the settlement will be sent to the purported class members who purchased Pinnacle common stock during the period of June 29, 1999 to August 14, 2001.

         We intend to continue to respond appropriately and in the best interests of Pinnacle to the consolidated action; however, we cannot assure you that we will be able to execute this final settlement. Securities lawsuits may result in substantial costs, divert management's attention and other resources, and have a material and adverse effect on our financial condition and the results of our operations in the future.

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

         Pinnacle Holdings Inc.'s subsidiaries are separate and distinct legal entities and have no obligation, contingent or otherwise, to pay any amounts due pursuant to its notes or to make any funds available therefore. The ability of Pinnacle Holdings Inc.'s subsidiaries to pay such dividends and distributions will be subject to, among other things, the terms of any debt instruments of its subsidiaries then in effect and applicable law.

         Since the quarter ended September 30, 2001, we have been out of compliance with financial covenants contained in our senior credit facility, which non-compliance represented an event of default under our senior credit facility. We entered into a forbearance agreement with the lenders under our senior credit facility on November 16, 2001, as amended on December 12, 2001 and February 6, 2002, and as amended and restated on March 8, 2002 and further amended on April 11, 2002, and amended and restated on May 1, 2002 pursuant to which the lenders agreed not to exercise remedies available to them as a result of this event of default under our senior credit facility. Accordingly, we classified the outstanding borrowings under our senior credit facility as a current liability. The terms of the forbearance agreement are as follows: (1) increase the interest rate on our borrowings by 1.0%; (2) eliminate Pinnacle Towers' ability to make additional draws under the senior credit facility; (3) restrict the amount of money that can be invested in capital expenditures by Pinnacle Towers and its subsidiaries; (4) limit Pinnacle Towers' and its subsidiaries ability to incur additional debt; (5) limit Pinnacle Towers' ability to distribute funds to Pinnacle Holdings in connection with Pinnacle Holdings Convertible Notes; and (6) require us to establish a $2.5 million cash escrow account to support outstanding letters of credit.

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

         Pinnacle Holdings Inc.'s rights, and the rights of its creditors, to participate in the distribution of assets of any of its subsidiaries upon such subsidiary's liquidation or reorganization will be subject to the prior claims of such subsidiary's creditors, except to the extent that Pinnacle Holdings Inc. is itself reorganized as a creditor of such subsidiary in which case our claims would still be subject to the claims of any secured creditor of such subsidiary. As of June 30, 2002, the aggregate amount of debt and other obligations of Pinnacle Holdings Inc.'s subsidiaries (including long-term debt, guarantees of Pinnacle Holdings Inc.'s debt, current liabilities and other liabilities) was approximately $433.2 million.

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

         As is currently contemplated, of the Plan provides for the cancellation of the Senior Notes in exchange for up to $114.0 million (or $350.77 per $1,000 par value bond) in cash or, at the Senior Note holder's election, a combination of cash and up to 49.9% of New Pinnacle's outstanding common stock. The number of Investor Shares (and hence their cash investment) will be proportionately decreased by the number of shares purchased by holders of the Senior Notes. The Plan also provides for the cancellation of our Convertible Notes in exchange for up to $0.5 million in cash and five year warrants to purchase up to approximately 205,000 shares of New Pinnacle's common stock at approximately two times the price of the Investor Shares. Convertible Note holders can double this amount to a total of $1.0 million in cash and warrants to purchase 410,000 shares, representing approximately 2.0% of New Pinnacle's equity capitalization, if the Convertible Note holders agree to give certain releases.

IF WE FAIL TO PROTECT OUR RIGHTS AGAINST PERSONS CLAIMING SUPERIOR RIGHTS IN OUR COMMUNICATIONS SITES, OUR BUSINESS MAY BE ADVERSELY AFFECTED.

         Our real property interests relating to our communications sites consist of fee interests, leasehold interests, private easements and licenses, easements and rights-of-way. For various reasons, we may not always have the ability to access, analyze and verify all information regarding title and other issues prior to completing an acquisition of communications sites. We generally obtain title insurance on fee properties and leasehold interests we acquire and rely on title warranties from sellers and landlords. Our ability to protect our rights against persons claiming superior rights in communications sites depends on the following factors:

         o our ability to recover under title policies, the policy limits of which may be less than the purchase price of the particular site;

         o in the absence of insurance coverage, we rely on title warranties given by the sellers, which warranties often terminate after the expiration of a specific period, typically one to three years;

         o        we rely on title covenants from landlords contained in leases;
                  and

         o there are significant risks associated with the construction of new towers.

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

THE COLOCATION FACILITY BUSINESS IS DIFFICULT TO EVALUATE BECAUSE OF ITS SHORT OPERATING HISTORY; THE DIVESTMENT OF OUR REMAINING COLOCATION FACILITY COULD RESULT IN AN ADDITIONAL LOSS.

         During 2000, we acquired five carrier neutral colocation facilities. The business of providing colocation facilities is a new industry. Although a number of emerging companies are developing similar businesses, we are not aware of any company that has successfully executed a business plan that includes colocation facilities. Accordingly, neither you nor we have the benefit of a comparable historical business model to analyze the colocation facilities business and its prospects. As a result of our decision to stop pursuing these colocation facility business opportunities, we have recorded a loss based on a decline in the fair market value of these assets as compared to the purchase price we paid for the assets. As of June 30, 2002, we have divested four of these facilities and are currently attempting to divest the remaining asset, which could result in an additional loss.

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

OUR BUSINESS REQUIRES COMPLIANCE AND APPROVAL WITH REGULATORY AUTHORITIES.

         The FCC and Federal Aviation Administration ("FAA") regulate towers used for wireless communications transmitters and receivers. Such regulations control siting, lighting and marking of towers and may, depending on the characteristics of the tower, require registration of tower facilities. Wireless communications equipment operating on communications sites is separately regulated and independently licensed by the FCC. Certain proposals to construct new towers or to modify existing towers are reviewed by the FAA to ensure that the tower will not present a hazard to aviation. Tower owners may have an obligation to paint towers or install lighting to conform to FAA standards and to maintain such painting and lighting. Tower owners may also bear the responsibility of notifying the FAA of any tower lighting failures. Failure to comply with existing or future applicable requirements may lead to civil penalties or other liabilities. Such factors could have a material adverse effect on our financial condition or results of operations.

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

IF WE SUSTAIN DAMAGE TO OUR COMMUNICATIONS SITES IN EXCESS OF OUR INSURANCE COVERAGE, OUR BUSINESS COULD BE ADVERSELY AFFECTED.

         Our communications sites are subject to risks from vandalism and risks associated with natural disasters such as tornadoes, hurricanes, fires and earthquakes. We maintain certain insurance to cover the cost of replacing damaged communications sites and general liability insurance to protect us in the event of an accident involving a communications site, but we do not maintain significant business interruption insurance. Accordingly, damage to a group of our communications sites could result in a significant loss of revenue and could have a material adverse effect on our results of operations and financial condition. In addition, a communications site accident for which we are uninsured or underinsured could have a material adverse effect on our financial condition or results of operations.

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

IF WE FAIL TO QUALIFY AS A REIT, WE WILL BE SUBJECT TO A VARIETY OF TAXES AND PENALTIES.

         We have elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of

1986, as amended (the "Code"). As a REIT, we and our "qualified REIT subsidiaries" (other corporations wholly owned by us which are not "taxable REIT subsidiaries") are not generally subject to Federal income tax. We believe that from our inception through 1999, we have been organized and operated in such a manner as to qualify for taxation as a REIT. For 2000 and subsequent years, we believe that our qualification for taxation as a REIT is dependent on the approval by the Internal Revenue Service of an application for an extension of time for each of the four United Kingdom ("U.K.") entities in which we own a direct or indirect equity interest to each file an election to be treated for U.S. income tax purposes as a pass-through entity rather than a corporation.

         To qualify and remain qualified as a REIT, we are required on a continuing basis to satisfy numerous, detailed requirements pertaining to our organization, sources and amounts of income, level of distributions, assets owned, and diversity of stock ownership, among others. Among the numerous requirements that must be satisfied with respect to each taxable year in order to qualify and remain qualified as such, a REIT generally must:

         o distribute to stockholders 90% (95% prior to January 1, 2001) of its taxable income computed without regard to net capital gains and deductions for distributions to stockholders and 90% (95% prior to January 1, 2001) of certain foreclosure income;

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

         o        have transferable shares of ownership or beneficial interest;

         o not have any accumulated "earnings and profits" attributable to a non-REIT year as of the close of any taxable year, including for this purpose any such accumulated "earnings and profits" carried over or deemed carried over from a C corporation;

         o as of the end of each calendar quarter, not own securities of any single issuer which possess greater than ten percent of the total voting power of the outstanding securities of such issuer and, effective on or after January 1, 2001, which have a value of greater than ten percent of the total value of all outstanding securities of any single issuer as well, unless such other issuer is itself a REIT or is either a "qualified REIT subsidiary" or a "taxable REIT subsidiary" with respect to the REIT owning such securities; and

         o as of the end of each calendar quarter, not own securities of "taxable REIT subsidiaries" which collectively constitute in excess of twenty percent of the total assets of the REIT and not own securities of any single issuer other than a "qualified REIT subsidiary" or a "taxable REIT subsidiary" which have an aggregate value in excess of five percent of the value of the total assets of such REIT.

         In January 2002, we became aware that four U.K. entities, in which we have owned since 2000 a direct or indirect equity interest, each failed to file a timely election with the Internal Revenue Services to be treated for U.S. tax purposes as a pass-through entity rather than as a corporation, which is the default classification in the absence of a timely election. An application was filed with the Internal Revenue Service for an extension of time to file such election retroactive to 2000, and such application was approved by the IRS on July 30, 2002. However, in accordance with such IRS approval, an election to be classified as a partnership or disregarded entity must be timely filed with the IRS by each such entity no later than 60 days after July 30, 2002. We intend to cause such election to be duly and timely filed by each such entity. However, if we fail to do so then the equity interests which we own, directly or indirectly, in such U.K. entities will constitute the ownership of securities of a corporation in excess of the REIT-qualification limitation described above which could result in the loss of our REIT status for 2000 and up to the four succeeding years. We have not provided for this exposure in our financial statements presented elsewhere as we intend to cause such election to be duly and timely filed by each such entity. The loss of our REIT status may adversely affect our ability to consummate a recapitalization with potential investors and other third parties.

         The Federal tax rules and regulations relating to REITs are highly technical and complex, and our qualification as a REIT during each taxable year (including prior years) will depend on our continuing ability to meet these requirements, through actual annual operating results, income distribution levels, stock ownership, and assets owned and sources of income received. Certain of these requirements involve factors that are not entirely within our control. Therefore, we cannot be certain that we have operated or will operate in a manner so as to qualify or remain qualified as a REIT even if the extensions described in the preceding paragraph are timely filed. Any distributions made on the belief that we qualify as a REIT would not be recoverable from our stockholders in the event it is subsequently determined that we did not qualify as a REIT during the taxable year of such distributions.

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

         If we cease to remain qualified as a REIT and we cannot utilize any of the relief provisions that may be applicable, or if we terminate our REIT election voluntarily, we will remain disqualified as a REIT for that year and the next four years, and will be subject to corporate level income tax at regular corporate rates on our net income unreduced by distributions to stockholders, together with interest and penalties to the extent applicable to prior periods. However, because we have not reported any net taxable income (determined before the deduction for dividends paid) in any of our corporate income tax returns since our filing of an election to be taxed as a REIT, unless our reported net taxable loss is adjusted, any corporate income tax liability attributable to a retroactive determination by the Internal Revenue Service that we, to date, failed to satisfy all of the requirements for REIT qualification during any such year would likely be minimal. At the present time, we do not anticipate that we will recognize net taxable income for the foreseeable future. Nevertheless, with respect to any year in which we recognize positive net taxable income, the loss of REIT status or a determination that we did not qualify as a REIT may have a material adverse effect on our financial condition or results from operations. In such circumstances, we may have made distributions to our stockholders on the belief that such distributions were necessary to retain our REIT status; however, we would neither be entitled to receive such distributions back from our stockholders nor be entitled to a tax deduction for such distributions.

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

         The results described in the last sentence of the preceding paragraph with respect to the recognition of "built-in gain" assume that we have timely and validly made the requisite election pursuant to IRS Notice 88-19 or the temporary regulations as to such acquisitions and will do so in the future as to past and future acquisitions. If we have not timely and validly made such election in the manner described in such notice or temporary regulations, then we are required to recognize on a current basis the "built-in-gain" with respect to all of the assets so acquired for that year unless the IRS grants us relief from such failures. We recently became concerned that we may have failed to make elections on a timely basis in the manner contemplated by Notice 88-19 and the temporary regulations. However, based on informal written guidance which we obtained from the IRS national office on May 16, 2002, we now believe that, pursuant to the temporary regulations, we will be eligible to make such elections retroactively on our federal income tax return for 2001 which is required to be filed on or before September 16, 2002, provided that we have filed certain amended tax returns with the IRS. We intend to file such amended tax returns and intend to make such election on our 2001 federal tax return. We estimate that the aggregate amount of tax, interest and penalties for all such acquisitions is approximately $30.0 million. To the extent we are required to recognize the "built-in gain" in the year of acquisition, the "built-in gain" would not be subject to Federal income tax upon a sale by us of the assets involved.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK:

         We are exposed to market risks from changes in interest rates earned on our long-term debt. The impact on earnings and value of our long-term debt is subject to change as a result of movements in market rates and prices. As of June 30, 2002, and December 30, 2001, pursuant to the requirements of our senior credit facility, we had $364.1 million and $367.8 million, respectively, in long-term debt, classified as current liabilities due to the events of default, subject to variable interest rates of which $260.0 million was effectively hedged using interest rate swap agreements for both periods. Of the remaining long term debt, all subject to fixed rates of interest, $512.5 million is classified as liabilities subject to compromise at June 30, 2002, and $18.8 million and $517.7 million is classified as current liabilities due to the events of default, as of June 30, 2002 and December 30, 2001, respectively. Our variable rate debt, net of hedged amounts, exposed to changes in market interest rates was $104.1 million and $107.8 million as of June 30, 2002 and December 31, 2001, respectively.

         The following table presents the future principal payment obligations and weighted-average interest rates associated with our existing long-term debt instruments assuming our actual level of long-term indebtedness of $325.0 million under the Senior Notes and $187.5 million under our Convertible Notes, $18.8 million under our seller financed notes and $364.1 million under our senior credit facility as of June 30, 2002:

                                                          Expected Maturity Date (in thousands)
                                     --------------------------------------------------------------------------------
                                     2002          2003          2004          2005          2006          Thereafter
                                     ----          ----          ----          ----          ----          ----------
Liabilities
Long-term Debt, in default
Fixed Rate (various)              $ 531,385         --            --            --            --              --
Variable Rate (Weighted Average
Interest Rate of 5.89%)           $ 364,070         --            --            --            --              --

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

         We manage interest rate risk on our outstanding long-term and short-term debt through our use of fixed and variable rate debt and through the use of interest rate swaps. The swap agreements convert the credit agreement floating rate debt from LIBOR plus a margin, as defined in the agreement, to fixed rate debt plus the applicable margin under the credit agreement on an amount equal to the notional value of the interest rate swap. As of June 30, 2002, and December 31, 2001, we had one interest rate swap agreement for a notional amount of $260.0 million which requires us to pay interest at a fixed rate of 6.37% versus LIBOR and matures on December 31, 2002, and includes an option whereby the counterparty may extend the maturity to December 31, 2003, with all other terms remaining unchanged with the exception of the notional amount, which will decrease to $130.0 million effective December 31, 2002.

          While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we continue to evaluate our financial position on an ongoing basis.

         INFLATION

         Because of the relatively low levels of inflation experienced in 2001 and the six months ended June 30, 2002, inflation did not have a significant effect on our results in such periods.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         STOCKHOLDER CLASS ACTIONS

         We have entered into a memorandum of understanding to settle the consolidated securities class action lawsuit that is currently pending against Pinnacle, its Chief Executive Officer, Steven R. Day, its former Chief Financial Officer, Jeffrey J. Card, its former Chief Executive Officer, Robert J. Wolsey, various current and former directors of Pinnacle, Pinnacle's former accountants, PricewaterhouseCoopers, LLP, and the underwriters of Pinnacle's January 18, 2000 secondary offering. The litigation related to alleged misrepresentations contained in a prospectus for Pinnacle's January 18, 2000 secondary stock offering and alleged misleading statements contained in press releases and other filings with the SEC relating to certain of Pinnacle's financial statements, the acquisition of approximately 1,858 communications sites from Motorola, Inc., Pinnacle's relationship with its former accountants and other matters. The settlement, which has been agreed to by all of the parties to the litigation, provides that the claims against Pinnacle and its current and former officers and directors will be dismissed. In agreeing to the proposed settlement, Pinnacle and its current and former officers and directors specifically deny any wrongdoing.

         The settlement provides for a cash payment of approximately $8.2 million, all of which will be paid directly by Pinnacle's insurance. Of the $8.2 million payment, $4.1 million shall be deemed to have been made on behalf of Pinnacle, and $4.1 million shall be deemed to have been made on behalf of the individual defendants. In addition, the settlement provides for additional cash payments of approximately $2.6 million by PricewaterhouseCoopers and $200,000 by the underwriter defendants. The settlement is subject to certain customary conditions, including preliminary and final approval by the Bankruptcy Court, the U.S. federal district court in which the action is pending and notice to the class. Once the courts give preliminary approval to this settlement, formal notices with the details of the settlement will be sent to the purported class members who purchased Pinnacle common stock during the period of June 29, 1999 to August 14, 2001.

         CLAIMS RELATED TO ACQUISITIONS

         We entered into a jointly structured transaction involving Pinnacle's purchase of approximately 320 communications towers from Corban Communications, Inc. ("Corban") and their agreement to lease the towers for the purpose of operating a microwave transmission business. In the first transaction, Pinnacle acquired from Corban the stock of QTI, Inc. ("QTI"), which owned approximately 170 such tower facilities, pursuant to a Stock Purchase Agreement dated February 24, 2000 (the "QTI Stock Purchase Agreement"). Pursuant to this agreement, Pinnacle and Corban agreed to enter into a Master Lease Agreement for Corban's lease of the sites (the "Master Lease Agreement") acquired by Pinnacle from QTI and those sites to be acquired by Pinnacle from Western Tele-Communications, Inc. ("WTCI"). Notwithstanding the parties' agreement, the Master Lease Agreement was never executed. Pursuant to an Asset Purchase Agreement dated June 2, 2000, between Pinnacle and WTCI (The "WTCI Asset Purchase Agreement"), Pinnacle acquired 150 tower sites from WTCI with the intent of leasing those sites to Corban per the jointly structured transaction. Although the parties never executed the Master Lease Agreement, Corban has occupied the sites acquired by Pinnacle in both transactions and until the middle of 2001, paid the gross amount of rent due per the QTI Stock Purchase Agreement and WTCI Asset Purchase Agreement. Disputes regarding which party owned the equipment shelters and buildings at the sites and expenses to be paid by the respective parties in operating the sites arose between the parties while finalizing the terms of the Master Lease Agreement. Corban unilaterally started to offset the rents due Pinnacle by certain amounts it had purportedly paid for expenses that were allegedly due by Pinnacle and Pinnacle forwarded to Corban a notice of default for rent due. In November 2001, Corban filed a complaint in the 193rd District Court, Dallas, Texas. Corban is seeking the court's declaration as to which party is responsible for the expenses it claims to have paid, for injunctive relief preventing Pinnacle from terminating Corban's occupancy rights at the sites and for damages arising from Pinnacle's breach in performance under the QTI Stock Purchase Agreement, WTCI Asset Purchase Agreement and the unexecuted Master Lease Agreement.

         The parties submitted the dispute to mediation without success. Pinnacle then initiated an eviction proceeding in San Antonio, Texas and secured an Order evicting Corban from that site. Corban appealed the Order of Eviction to a higher court. Corban's appeal was pending on May 21, 2002 when Pinnacle filed bankruptcy. The automatic stay of the bankruptcy action stayed the appeal as well as the action in district court in Dallas, Texas. Other eviction proceedings which Pinnacle had initiated against Corbin in the states of Oregon, Washington and Illinois were dismissed. In June, 2002, the parties convened for a settlement conference and reached a tentative agreement for Corban to repurchase the sites from Pinnacle. However, that deal was not finalized and Pinnacle filed a turnover action in bankruptcy court to remove Corban from all sites and recover post-petition rent. Since that filing, the parties have reached a tentative agreement for Corban to voluntarily vacate the sites, removal of certain equipment, pay post-petition rent to Pinnacle and submit all remaining disputes between the parties to the jurisdiction of the bankruptcy court in the Southern District of New York. If the parties fail to consummate the foregoing agreement, Pinnacle will actively pursue its turnover action in bankruptcy court.

         We agreed to execute a Master Lease Agreement with 210 N. Tucker, LLC ("210 N. Tucker") at the time of our purchase of a building in St. Louis from 210 N. Tucker (the "210 Master Lease Agreement"). Under the terms of the 210 Master Lease Agreement, 210 N. Tucker promised to pay monthly rent with the amount of rent to be reduced by the amount of rent paid by new tenants after July 1, 2000. In September 2001, we filed a Second Amended Complaint against 210
N. Tucker and Jerome and Judith Glick in the United States District Court for the Eastern District of Missouri. Essentially, we assert three claims in several counts: (1) claims under the 210 Master Lease Agreement for rent due for the period July 1, 2000 until the termination as of October 1, 2001 and for the present value of the remainder of the lease period, (2) a claim for rent that Jerome Glick received from a tenant that should have been paid over to us, and
(3) an alternative claim of unjust enrichment on the theory that if the defendants' position is correct, 210 N. Tucker was unjustly enriched because we did not receive our full value at the time of purchase. The defendants have asserted numerous defenses and deny any liability. The final resolution of these claims cannot be determined at this time but we intend to vigorously assert our claims, which total in excess of $3.6 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         As part of our plan for recapitalization and restructuring of our debt, described in the section of this report titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," beginning in the first quarter of 2002 we stopped paying interest payments on all of our Convertible Notes. The following table lists the affected series of debt securities, sets forth the scheduled debt payments that were not made during the first quarter of 2002 and shows the payment arrearage as of June 30, 2002:


Debt Series and
Aggregate Principal                              Type and Date                   Amount Unpaid        Total Arrearage At
Amount Outstanding                               of Defaulted Payment            in First Quarter     June 30, 2002
-------------------                              --------------------            -----------------    -------------
5.5 % Convertible Subordinate Notes              Interest March 15, 2002         $5,157,625           $5,157,625
     Due 2007 ($187.5 million)


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable

ITEM 5. OTHER INFORMATION.

         Not applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a) The Exhibits listed in the "Exhibit Index" are filed as part of this report.

     (b)  Reports on form 8-K.

     We filed a Form 8-K with the SEC on April 29, 2002 regarding the execution of a definitive agreement with Fortress Investment Group and Greenhill Capital Partners, pursuant to which Pinnacle will be recapitalized through a pre-negotiated bankruptcy plan.

     We filed a Form 8-K with the SEC on May 22, 2002 regarding the filing of voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code in the United State Bankruptcy Court for the Southern District of New York.

     We filed a Form 8-K with the SEC on August 14, 2002 regarding the confirmation of our pre-negotiated reorganization plan on July 30, 2002 as well as the motion filed by the administrative agent for the lenders under our senior credit facility with the Bankruptcy Court for reconsideration of the confirmation order.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Pinnacle Holdings Inc.




Date: August 19, 2002                  By: /s/ William T. Freeman
                                           -------------------------------------
                                           William T. Freeman
                                           Chief Financial Officer
                                           and Secretary


                        Duly Authorized Officer and Principal Financial Officer.

EXHIBIT INDEX


Exhibit No.       Description
-----------       -----------
    2             Debtors' Amended Joint Plan of Reorganization, dated June 27,
                  2002 (1)

    3.1 Amended and Restated Certificate of Incorporation of Pinnacle Holdings Inc. (2)

    3.2           Bylaws of Pinnacle Holdings Inc. (2)

    10.1          Amendment and Acknowledgement dated as of May 20, 2002. (3)

    99.1 Confirmation Order Confirming Debtors' Joint Reorganization Plan, dated July 30, 2002 (1)

    99.2          Debtors' First Amended Disclosure Statement, dated June 27,
                  2002 (1)


(1) Incorporated by reference to Pinnacle Holdings Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on August 14, 2002.

(2) Incorporated by reference to Pinnacle Holdings Inc.'s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on April 1, 1998 (File No. 333-49147).

(3) Incorporated by reference to Pinnacle Holdings Inc.'s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 22, 2002.